Form 10-Q
period 2020-09-30
PMV Consumer Acquisition Corp.
filed 2020-11-05
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-39534

PMV Consumer Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-5174573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

249 Royal Palm Way, Suite 503

Palm Beach, FL 33480

(Address of principal executive offices)

(561) 318-3766

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one redeemable Warrant	PMVC.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	PMVC	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	PMVC WS	The New York Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of November 5, 2020, there are 17,500,000 shares of Class A common stock, par value $0.0001 per share, and 5,031,250 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

i

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2020
(Unaudited)

ASSETS
Current assets:
Cash	$2,834,970
Prepaid expenses	37,429
Total current assets	2,872,399

Cash and marketable securities held in Trust Account	175,002,426
TOTAL ASSETS	$177,874,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,525
Accrued offering costs	383,080
Franchise taxes payable	108,000
Promissory note – related party	150,000
Total current liabilities	643,605

Deferred underwriting fee payable	6,125,000
Total Liabilities	6,768,605

Commitments and Contingencies

Common stock subject to possible redemption 16,610,621 shares at redemption value	166,106,210

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 889,379 shares issued and outstanding (excluding 16,610,621 shares subject to possible redemption)	89
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 5,031,250 shares issued and outstanding (1)	503
Additional paid-in capital	5,110,808
Accumulated deficit	(111,390)
Total Stockholders’ Equity	5,000,010
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,874,825

(1)	Includes an aggregate of up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2020	March 18, 2020 (inception) Through September 30, 2020
General and administrative expenses	$5,291	$5,816
Franchise tax expense	108,000	108,000
Loss from operations	(113,291)	(113,816)

Other income:
Interest earned on marketable securities held in Trust Account	2,426	2,426

Loss before provision for income taxes	(110,865)	(111,390)
Provision for income taxes	---	---
Net loss	$(110,865)	$(111,390)

Weighted average shares outstanding, of Class A ordinary shares	17,500,000	17,500,000

Basic and diluted net loss per share, Class A	$(0.00)	$(0.00)

Weighted average shares outstanding, of Class B ordinary shares (1)	4,375,000	4,375,000

Basic and diluted net loss per share, Class B	$(0.03)	$(0.03)

(1)	Excludes an aggregate of up to 656,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 5). On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited )

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 18, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	5,031,250	503	24,497	—	25,000
Net Loss	—	—	—	—	—	(525)	(525)

Balance – June 30, 2020	—	—	5,031,250	503	24,497	(525)	24,475

Sale of 17,500,000 Units, net of underwriting discounts and offering expenses	17,500,000	1,750	—	—	165,040,860	—	165,042,610
Sale of 6,150,000 Private Warrants	—	—	—	—	6,150,000	—	6,150,000
Common stock subject to possible redemption	(16,610,621)	(1,661)	—	—	(166,104,549)	—	(166,106,210)
Net loss	—	—	—	—	—	(110,865)	(110,865)

Balance – September 30, 2020	889,379	$89	5,031,250	$503	$5,110,808	$(111,390)	$5,000,010

(1)	Includes an aggregate of up to 656,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 5). On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD MARCH 18, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(111,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,426)
Changes in operating assets and liabilities:
Prepaid expenses	(37,429)
Accounts payable and accrued expenses	2,525
Franchise tax payable	108,000
Net cash used in operating activities	(40,720)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,000,000)
Net cash used in Investing Activities	(175,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	171,500,000
Proceeds from sale of Founder Shares	25,000
Proceeds from sale of Private Warrants	6,150,000
Proceeds from promissory note – related party	150,000
Proceeds from underwriter’s rebate	175,000
Payment of offering costs	(124,310)
Net cash provided by financing activities	177,875,690

Net Change in Cash	2,834,970
Cash – Beginning of period	—
Cash – End of period	$2,834,970

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$166,224,660
Offering costs included in accrued offering costs	$383,080
Deferred underwriting fee payable	$6,125,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

PMV Consumer Acquisition Corp. (the “Company”) was incorporated in Delaware on March 18, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on companies in the consumer industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from March 18, 2020 (inception) through September 30, 2020, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on September 21, 2020. On September 24, 2020, the Company consummated the Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units Sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,150,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to PMV Consumer Acquisition Holding Company, LLC (the “Sponsor”), generating gross proceeds of $6,150,000, which is described in Note 4.

Offering costs amounted to $9,957,390, consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, of which $175,000 was offset with a credit paid by the Underwriter. In addition, at September 30, 2020, $2,834,970 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on September 24, 2020, an amount of $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) located in the United States, which will only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-end investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account and deferred underwriting commissions) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants, including the Private Warrants. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, solely if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination.

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, as amended (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote the Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction, or do not vote at all.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group”, will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination or an amendment to the Company’s Certificate of Incorporation described below, (b) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to consummate a Business Combination, and (c) not to propose an amendment to the Company’s Certificate of Incorporation to modify a public stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until September 24, 2022, (or such later date as may be approved by the stockholders in an amendment to the Certificate of Incorporation) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income tax obligations and net of up to $50,000 of interest available to be used for liquidation expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for our Initial Public Offering filed with the SEC on September 21, 2020. The interim results for the Period from March 18, 2020 (inception) through September 30, 2020, and the three months ended September 30, 2020, along with the Company’s recently filed Form 8-K, filed with the SEC on September 30, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standards at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Marketable securities held in Trust Account

At September 30, 2020, the assets held in the Trust Account were held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $9,957,390, net of a $175,000 credit paid by the Underwriter, were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $23,000, which had a full valuation allowance recorded against it of approximately $23,000.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account of $2,426 for the three months ended September 30, 2020 and for the period from March 18, 2020 (inception), respectively, less franchise and income taxes up to the total interest income earned of $2,426, by the weighted average number of Class A redeemable common stock since original issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, net of income attributable to Class A redeemable common stock ($0 for the periods presented), by the weighted average number of Class B non-redeemable common stock outstanding for the periods. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the trust account in excess of franchise and income taxes incurred for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3—INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,500,000 Units at a price of $10.00 per Unit. Each consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 4—PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,150,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $6,150,000. Each Private Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the Private Warrants will be added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless.

NOTE 5—RELATED PARTY TRANSACTIONS

Founder Shares

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.007 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B common stock. Resulting in an aggregate of 5,031,250 Founder Shares being outstanding, of which an aggregate of up to 656,250 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As of the date of these financial statements the over-allotment option had not been exercised.

The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination, are subject to certain transfer restrictions as described in more detail below, and prior to a Business Combination have the exclusive right to elect, replace and remove the directors of the Company. Holders of Founder Shares may also elect to convert their shares of Class B convertible common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares in connection with the completion of a Business Combination or an amendment to the Company’s Certificate of Incorporation described below, (b) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to consummate a Business Combination, and (c) not to propose an amendment to the Company’s Certificate of Incorporation to modify a public stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the required time period, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares following the Initial Public Offering until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination. The Sponsor and the Company’s officers and directors have also agreed to vote any Founder Shares held by them and any public shares purchased after Initial Public Offering (including in open market and privately negotiated transactions) in favor of a Business Combination.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 5—RELATED PARTY TRANSACTIONS (CONT.)

Promissory Note—Related Party

On June 16, 2020, the Sponsor agreed to loan the Company up to an aggregate of $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of (i) June 16, 2021, (ii) the completion of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. At September 30, 2020, the Company had $150,000 outstanding under the Note. Subsequent to the period ended September 30, 2020, the Note had been repaid in full on October 13, 2020.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the period from March 18, 2020 (inception) through September 30, 2020, the Company incurred $2,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers or directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on September 24, 2020, the holders of the Founder Shares, Private Warrants (and their underlying securities) and any warrants that may be issued upon conversion of working capital loans (“Working Capital Warrants”), if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock). These holders will be entitled to certain demand and “piggyback” registration rights.

The holders of Founder Shares and Private Placement Warrants will not be able to sell these securities until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, $6,125,000. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination within the Combination Period, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock—The authorized common stock of the Company includes up to 75,000,000 shares of Class A common stock and 10,000,000 shares of Class B convertible common stock. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for shares of Class A common stock, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of an initial Business Combination, the ratio at which the Class B common stock will convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate 20% of the sum of the shares outstanding upon the completion of the Initial Public Offering plus the number of shares of Class A common stock and equity-linked shares issued or deemed issued in connection with the initial Business Combination (net of conversions), excluding any shares of Class A common stock or equity-linked securities issued to any seller in the initial Business Combination and any Private Warrants or warrants issued to the Sponsor, any of the Company’s officers or directors, or any of their affiliates upon conversion of working capital loans.

If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Business Combination, to the extent the Company seeks stockholder approval in connection with the Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock.

At September 30, 2020, there were 889,379 shares of Class A common stock issued and outstanding, excluding 16,610,621 shares of common stock subject to possible redemption. At September 30, 2020, there were 5,031,250 shares of Class B convertible common stock issued and outstanding, of which 656,250 shares were subject to forfeiture if the over-allotment option (previously discussed in Note 5) is not exercised in full or in part by the underwriters.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) September 24, 2021. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Under the terms of the warrant agreement, the Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the shares of Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 60 days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 7—STOCKHOLDERS’ EQUITY (CONT.)

Warrants (Cont.)

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption;

●	if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to adjustment as described below) for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and

●	If, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Warrants will be identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchaser or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to our sponsor, initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummated an initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which we issue the additional shares of common stock or equity-linked securities, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the greater of (i) the Market Value or (ii) the price at which we issue the additional shares of common stock or equity-linked securities.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 8—FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At September 30, 2020, assets held in the Trust Account were comprised of $579 in cash and $175,001,847 in U.S. Treasury Bills, which are held at amortized cost.

The gross holding losses and fair value of held-to-maturity securities at September 30, 2020 are as follow:

	Level 1: Held-To-Maturity	Amortized Cost	Gross Holding Losses	Fair Value
September 30, 2020	U.S. Treasury Securities (Mature on 03/25/2021)	$175,001,847	$(17,628)	$174,984,219

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

NOTE 9—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 5, 2020, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to PMV Consumer Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to PMV Consumer Acquisition Holdings Company, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on March 18, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on companies in the consumer industry. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a Business Combination:

●	may significantly reduce the equity interest of our stockholders;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and searching for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 18, 2020 (inception) through September 30, 2020, we had a net loss of $111,390, which consists of interest income on marketable securities held in the Trust Account of $2,426 offset by operating costs of $113,816.

Liquidity and Capital Resources

On September 24, 2020, we consummated the Initial Public Offering of 17,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $175,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,150,000 Private Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $6,150,000.

Following the Initial Public Offering and the sale of the Private Warrants, a total of $175,000,000 was placed in the Trust Account. We incurred $9,957,390 in offering costs, consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, of which $175,000 was offset with a credit paid by the Underwriter.

As of September 30, 2020, we had marketable securities held in the Trust Account of $175,002,426 (including approximately $2,426 of interest income) consisting primarily of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the period March 18, 2020 (inception) through September 30, 2020, we did not withdraw any interest earned on the Trust Account to pay franchise taxes.

For the period March 18, 2020 (inception) through September 30, 2020, cash used in operating activities was $40,720. Net loss $111,390 was affected by interest earned on marketable securities held in the Trust Account of $2,426, and net increase of changes in operating assets and liabilities of $73,096.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $2,834,970 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on September 24, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to deferred fee of $0.35 per Unit, or $6,125,000. The deferred fee will be forfeited by the underwriters solely in the event that we fail to complete a Business Combination within the required time period, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1a. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus for our Initial Public Offering filed with the SEC September 21, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak.

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.007 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B common stock. Resulting in an aggregate of 5,031,250 Founder Shares being outstanding, of which an aggregate of up to 656,250 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As of the date of these financial statements the over-allotment option had not been exercised. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On September 24, 2020, we consummated the Initial Public Offering of 17,500,000 Units, which as of the date of these financial statements did not include the full or partial exercise by the underwriters of the over-allotment option to purchase an additional 2,625,000 Units, at $10.00 per Unit. The securities in the offering were registered under the Securities Act on a registration statements on Form S-1 (No. 333-241670). The Securities and Exchange Commission declared the registration statements effective on September 21, 2020.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,150,000 warrants at a price of $1.00 per Private Warrant in a private placement to PMV Consumer Acquisition Holdings Company, LLC, generating gross proceeds of $6,150,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the sale of the Private Warrants, $175,000,000 was placed in the Trust Account.

We paid a total of $3,500,000 in underwriting discounts and commissions and $332,390 for other costs and expenses related to the Initial Public Offering, net of a $175,000 credit paid by the Underwriter. In addition, the underwriters agreed to defer $6,125,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1.	Underwriting Agreement between the Company and UBS Securities LLC and BTIG, LLC as representatives of the underwriters (1)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form S-1/A filed on August 6, 2020)
3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form S-1/A filed on August 6, 2020)
4.1	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Letter Agreement between the Company and PMV Consumer Acquisition Holding Company, LLC (1)
10.2	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company(1)
10.3	Subscription Agreement for private warrants between the Company and PMV Consumer Acquisition Holding Company, LLC(1)
10.4	Registration Rights Agreement between the Company and PMV Consumer Acquisition Company, LLC (1)
10.5	Administrative Services Agreement between the Company and PMV Consumer Delaware Management Partners LLC (1)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed September 25, 2020 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMV Consumer Acquisition Corp.

Date: November 5, 2020	By:	/s/ P. Kasper Jacobsen
	Name:	P. Kasper Jacobsen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)