Form 10-K
period 2020-12-31
PMV Consumer Acquisition Corp.
filed 2021-03-11
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2020

Commission File Number 001-39534

PMV CONSUMER ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-5174573
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

249 Royal Palm Way, Suite 503 Palm Beach, FL	33480
(Address of principal executive offices)	(zip code)

(561) 318-3766

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	PMVC.U	The New York Stock Exchange
Class A common stock, $0.0001 per share	PMVC	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	PMVC WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 11, 2021, there are 17,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,375,000 shares of Class B convertible common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated September 21, 2020, as filed with the Securities and Exchange Commission on September 22, 2020, pursuant to Rule 424(b)(4) (SEC File No. (333-241670) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete an initial business combination;
●	pool of prospective target businesses;
●	failure to maintain the listing on, or the delisting of our securities from, the New York Stock Exchange or an inability to have our securities listed on the New York Stock Exchange or another national securities exchange following our initial business combination;
●	ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	public securities’ potential liquidity and trading;
●	lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

PMV CONSUMER ACQUISITION CORP.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to PMV Consumer Acquisition Corp.

We are a special purpose acquisition company formed under the laws of the State of Delaware on March 18, 2020. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, although we are currently focusing our search for target businesses in the consumer industry.

On September 24, 2020, we consummated our initial public offering (“IPO”) of 17,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 6,150,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to PMV Consumer Acquisition Holding Company, LLC (the “Sponsor”), generating gross proceeds of $6,150,000.

For further details regarding our business, see the section titled “Proposed Business” appearing on pages 74 to 86 in our prospectus dated September 21, 2020, and as filed with the SEC on September 22, 2020, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

You should understand that an investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in this section “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor incorporated by reference or contained herein below.

Summary of Risk Factors

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.
●	Our public stockholders are relying on management to locate a suitable target business for a potential business combination. We may not be successful in identifying suitable and even if one is identified, no assurance can be provided that we will successfully negotiate and consummate a business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.
●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	We may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

Summary of Risk Factors (Continued)

●	If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	Our public stockholders ability to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	Our public stockholders ability to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	Our public stockholders ability to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
●	If our stockholders fail to receive notice of our offer to redeem our Public Shares in connection with our business combination, or our stockholders fails to comply with the procedures for tendering their shares, such shares may not be redeemed.
●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers and directors which may raise potential conflicts of interest.
●	We will likely only be able to complete one business combination with the proceeds of the Initial Public Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

For a detailed disclosure of the risks relating to our operations, see the section titled “Risk Factors” appearing on pages 25 to 60 in our prospectus dated September 21, 2020 and as filed with the SEC on September 22, 2020, which is incorporated by reference herein. Except for the risk factors set forth below there have been no material changes to such risk factors.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.  Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently maintain our principal executive offices at 249 Royal Palm Way, Suite 503, Palm Beach, FL 33480. The cost for this space is included in the $10,000 per-month fee PMV Consumer Delaware Management Partners LLC, an affiliate of our Sponsor, charges us for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, Class A common stock and warrants are listed on the NYSE under the symbols PMVC.U, PMVC and PMVC WS, respectively.

Holders

As of March 11, 2021, there were 1 holder of record of our units, 1 holder of record of our Class A common stock and 2 holders of record of our warrants. We believe we have in excess of 400 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. On November 5, 2020, the Underwriter’s overallotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of December 31, 2020, 4,375,000 Founder Shares are issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On September 24, 2020, we consummated the IPO of 17,500,000 Units, at $10.00 per Unit, generating gross proceeds of $175,000,000. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-241670). The registration statements were declared effective on September 21, 2020.

Simultaneously with the closing of the IPO, we consummated the sale of 6,150,000 warrants at a price of $1.00 per Private Warrant in a private placement to the Sponsor, generating gross proceeds of $6,150,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the IPO, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchaser or its permitted transferees. The purchaser of Private Warrants has agreed not to transfer, assign, or sell any of the Private Warrants or Class A Common Stock underlying the Private Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination.

Of the gross proceeds received from the IPO, and the sale of the Private Warrants, $175,000,000 was placed in the trust account established in connection with the IPO.

We paid a total of $3,500,000 in underwriting fees and $332,390 for other costs and expenses related to the Initial Public Offering, net of a $175,000 credit paid by the Underwriter. In addition, the underwriters agreed to defer $6,125,000 in underwriting discounts and commissions.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a special purpose acquisition company formed under the laws of the State of Delaware on March 18, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, although we are currently focusing our search for target businesses in the consumer industry. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 18, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the IPO, described below, and searching for a target business with which to complete a business combination. We do not expect to generate any operating revenues until after the completion of our business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 18, 2020 (inception) through December 31, 2020, we had a net loss of $248,381, which consists of general and administrative costs of $130,891 and franchise tax expense of $158,000, offset by interest income on marketable securities held in the trust account of $40,510.

Liquidity and Capital Resources

On September 24, 2020, we consummated the IPO of 17,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $175,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 6,150,000 Private Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $6,150,000.

Including payments for certain prepaid assets such as liability insurance, total payments paid on or soon after the IPO totaled $4,169,772 which was materially in line with our estimated amount of $4,626,000. However, miscellaneous costs were overestimated by $274,584.

Following the IPO and the sale of the Private Warrants, a total of $175,000,000 was placed in the trust account. We incurred $9,957,390 in transaction costs, consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, of which $175,000 was offset with a credit paid by the Underwriter.

As of December 31, 2020, we had marketable securities held in the trust account of $175,040,510 (including approximately $40,510 of interest income) consisting primarily of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2020, we did not withdraw any interest earned on the trust account.

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

As of December 31, 2020, we had cash of $2,005,228 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

For the period from March 18, 2020 (inception) through December 31, 2020, cash used in operating activities was $337,382. Net loss of $248,381 was affected by interest earned on marketable securities held in the trust account of $40,510. Changes in operating assets and liabilities used $48,491 of cash for operating activities.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Warrants, at a price of $1.00 per warrant at the option of the lender. As of December 31, 2020 there were no loans outstanding.

Liquidity and Capital Resources (Continued)

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are more than the actual amount available to us do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional equity securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on September 24, 2020, and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $6,125,000. The deferred fee will be forfeited by the underwriters solely in the event that we fail to complete a business combination within the required time period, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Critical Accounting Policies (Continued)

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2020, we were not subject to any market or interest rate risk. The net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs.

Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for new public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Executive Officers
P. Kasper Jakobsen	58	Chairman of the Board and Chief Executive Officer
Joseph A. Gabelli	37	President
John N. Givissis	56	Senior Vice President and Chief Accounting Officer
Peter D. Goldstein	67	Executive Vice President and Secretary
Non-Executive Officers
Douglas R. Jamieson	65	Non-Executive Co-Chairman of the Board
Pei-Yu “Sandra” Yu	51	Executive Vice President and Chief Operating Officer
Jeffrey M. Illustrato	37	Senior Vice President and Chief Administrative Officer
Manjit S. Kalha	45	Executive Vice President, Finance
Independent Directors
Clarence A. Davis	78	Director
Susan V. Watson	68	Director
Daniel E. Zucchi	79	Director

P. Kasper Jakobsen has served as member of our Board of Directors and Chief Executive Officer since September 2020. Mr. Jakobsen previously served as chief executive officer and president of Mead Johnson Nutrition, a global consumer company focused on infant and child nutrition, from 2013 until leading its sale to Reckitt Benkiser PLC in 2017. He was a Mead teammate for 19 years after previously serving for 8 years in various marketing roles at Unilever N.V., one of the largest and oldest global consumer goods businesses, and has served as a director of SC Johnson, a leading U.S. based manufacturer of household cleaning products and products for home storage, air care, pest control and shoe care, as well as professional products. Mr. Jakobsen holds a bachelor’s degree in commerce from Auckland University in New Zealand. We believe Mr. Jakobsen is qualified to serve on our board of directors due to his business experience and contacts and relationships.

Joseph A. Gabelli has served as our President since our inception. Mr. J. Gabelli is a portfolio manager and equity research analyst at GAMCO Investors with specialization in the consumer sector. He serves as a portfolio manager within the Gabelli small and micro investment team, responsible for the management of investments below $500 million of capitalization. From 2008 until June 2017, Mr. J. Gabelli served as an equity research analyst covering the global food and beverage industry within the Gabelli organization’s consumer sector platform. He began his investment career at Integrity Capital Management, a Boston-based equity hedge fund, where he focused on researching small and micro-cap companies in the technology, healthcare and consumer discretionary sectors. He previously served as a data strategy consultant for an early-stage media and marketing analytics firm, beginning in July 2017. From 2018, Mr. J. Gabelli has been a part of the team responsible for the $594 million Teton Westwood Mighty Mites portfolio, as of June 30, 2020, reporting directly to Mario Gabelli, the Chief Investment Officer.

John N. Givissis has served as our Chief Accounting Officer since our inception. Mr. Givissis serves as chief financial officer of Gabelli & Partners where he oversees accounting and financial reporting for clients invested in its hedge funds and alternative investment offerings, a position he has held since 2006. Prior to joining Gabelli & Partners, he was the financial and operations principal of Garban Giorgio Equity Trading (formerly a division of ICAP), an institutional brokerage firm, and controller at Gerard Klauer Mattison & Co., Inc., a boutique investment banking firm. Mr. Givissis began his career in public accounting at Weidenbaum Ryder & Company, a regional tax and audit firm. Mr. Givissis is a Licensed Certified Public Accountant in New York State and earned his B.S. in Accountancy and Economics from St. Peter’s College.

Peter D. Goldstein has served as our Executive Vice President and Secretary since our inception. Mr. Goldstein initially started with Gabelli in 1997, and currently serves as the general counsel of Gabelli Funds. From 2004 until 2011, Mr. Goldstein served as the director of regulatory affairs and associate general counsel at GAMCO Investors Inc. and, prior to that, as chief compliance officer for the firm’s mutual funds complex. Mr. Goldstein previously served as the general counsel and chief compliance officer at Buckingham Capital Management, Inc. Earlier in his career, Mr. Goldstein was a litigation partner with the law firm Dorsey & Whitney in New York, and a branch chief in the enforcement division of the Securities & Exchange Commission. He was also previously a senior compliance officer at Goldman Sachs Asset Management. Mr. Goldstein holds a B.A., cum laude, from Brandeis University, an M.S. from Harvard University, and a J.D., magna cum laude, from Boston College Law School.

Douglas R. Jamieson has served as our non-executive Co-Chairman of the Board since our inception. In addition to serving as our Non-Executive Co-Chairman, Mr. Jamieson also acts as a managing member of our Sponsor. Mr. Jamieson has served as president and chief executive officer of Associated Capital Group, Inc. since November 2016 and as a director since May 2017. He served as president and chief operating officer of GAMCO Investors, Inc. (“GAMCO”) from August 2004 to November 2016. He has served as a director of GAMCO Asset Management Inc., a wholly-owned subsidiary of GAMCO, since 1991, as its president and chief operating officer since 2004, and as its executive vice president and chief operating officer from 1986 to 2004. Mr. Jamieson also serves as president and a director of Gabelli & Company Investment Advisers, Inc. (f/k/a Gabelli Securities, Inc., “GCIA”), a director of Gabelli Securities International (UK) Ltd. and a director of GAMCO Asset Management (UK) Ltd. Mr. Jamieson served on the Board of Teton from 2005 through 2010. Mr. Jamieson also serves as a director of several investment funds that are managed by GCIA. Mr. Jamieson was a securities analyst with the predecessor of G.research, LLC from 1981 to 1986. He was a director of GGCP, Inc. from December 2005 through December 2009, and served as an advisor to the GGCP, Inc. board through 2010.

Pei-Yu “Sandra” Yu has served as our Executive Vice President and Chief Operating Officer since our inception. She is the former president of Mead Johnson Nutrition for Greater China and worked alongside our Chairman Kasper Jakobsen. During Mead’s integration into its acquirer Reckitt Benckiser, she was named chief advisor to establish Reckitt’s China advisory board. Prior thereto, Ms. Yu served as acting chief marketing officer and vice president of global marketing during Mead’s initial public offering following its separation from Bristol Myers Squibb. She also was employed as vice president of regional marketing for Asia. She began her career at Unilever and served as vice president of skin care Asia and as a marketing director for home and personal care. She is also a former chair of the Pediatric Nutrition Industry Association. She has over 25 years’ experience in the industry. Her career successes were focused on global brand management, corporate governance, and business transformations. She received an MBA in marketing and a Bachelor of International Business Management from National Taiwan University. She is also an alumnus of Harvard’s Advanced Management Program.

Jeffrey M. Illustrato has served as our Senior Vice President and Chief Administrative Officer since our inception. Mr. Illustrato serves as chief operating officer of Gabelli & Partners, LLC, an alternative investment manager, overseeing sales and marketing for its alternative and non-U.S. offerings since 2012. He has spent his entire 19-year career with Gabelli and has developed extensive administration and operations experience during that time. Mr. Illustrato received a B.S. in Finance from Fairfield University.

Manjit S. Kalha has been appointed as our Executive Vice President, Finance in connection with our initial public offering. Mr. Kalha has been a member of the board of directors of The LGL Group, Inc. since 2011. Mr. Kalha is chief executive officer of Jeet Associates Private Limited, a consulting firm based in New Delhi, India, that provides business strategy, finance, and taxation advisory services. He holds the role of managing partner with Horizon Research, a firm that provides investment management and consulting services. Between 2001 and 2006, Mr. Kalha was co-founder and chief operating officer of a manufacturer of high quality specialty plastic components. He began his career in Arthur Andersen’s New Delhi office and is a Chartered Accountant and a fellow member of the Institute of Chartered Accountants of India. Mr. Kalha holds a MBA from the Massachusetts Institute of Technology Sloan School of Management. Mr. Kalha has extensive experience in management and manufacturing operations, and in depth knowledge of global financial markets.

Clarence A. Davis has served as a member of our Board of Directors since September 2020. Mr. Davis served as the chief executive officer of Nestor, Inc. until January 2009 and a director of the company until it went into receivership in June 2009. Mr. Davis is currently a director and a member of the audit committee of Telephone & Data Systems, Inc. (NYSE:TDS) He is also a director of three funds advised by Gabelli Funds—The GDL Fund, The Gabelli ESG Fund and The Gabelli Capital Asset Fund, and is a member of the audit committee of The GDL Fund and The Gabelli ESG Fund. He formerly served as the chief operating officer and chief financial officer of the American Institute of Certified Public Accountants. Mr. Davis has served as an audit committee member and director of Oneida Ltd., Pennichuck Corp., and Sonesta International Hotels Corp. Mr. Davis founded Clarence A. Davis Enterprises, Inc., which provided financial and organizational consulting, due diligence for acquisitions, and forensic accounting for various industries for eight years. Mr. Davis is a certified public accountant and was a senior audit partner for twelve years, during a career of twenty-three years in public accounting, for Spicer & Oppenheim. He is a former chairman of the Accountants for Public Interest/Support Center of New York and the American Institute of Certified Public Accountants Minority Recruitment Committee. Mr. Davis was appointed to the American Red Cross Liberty Fund and September 11 Recovery Oversight Commission, the New York State Board of Public Accountancy, and the Future Issues Committee of the American Institute of Certified Public Accountants. He has served as a consultant for the American Red Cross National Office. Mr. Davis was also a faculty member of the Long Island University Brooklyn Center, the New York Institute of Finance, and the Foundation for Accounting Education. Mr. Davis received his Bachelor’s degree in Accounting from Long Island University. We believe Mr. Davis is qualified to serve on our board of directors due to his business and board experience, contacts and relationships.

Susan V. Watson has served as a member of our Board of Directors since September 2020. She is an experienced business executive with diverse experience in multiple industries. Most recently, she was a member of the research team for Spencer Stuart’s global executive search practice, specializing in placement of board of directors members. She is also a current director of the Gabelli Dividend & Income Trust. Ms. Watson has worked as an independent marketing consultant and as an investor relations executive for companies including MCI, Inc.; Interpublic Group; PepsiCo, Inc.; Nielsen Media Research; and Gannett Co. Her other experience includes roles as a senior media analyst at Morgan Stanley & Co; vice president (financial relations) at Metromedia, Inc.; senior media analyst and assistant vice president at EF Hutton & Co.; and vice president (research) at Scudder, Stevens & Clark. Ms. Watson is a member of the CFA Institute and a past president of the Investor Relations Association. She received her Bachelor’s degree from the University of Southern California and Master of Arts from City College of New York. She has been a Chartered Financial Analyst since 1980. We believe Ms. Watson is qualified to serve on our board of directors due to her business and board experience, contacts and relationships.

Daniel E. Zucchi has served as a member of our Board of Directors since September 2020. He is president of Zucchi & Assoc., a marketing and communications consulting firm. He is also a director of three funds advised by Gabelli Funds—The Gabelli Multimedia Trust, the Gabelli Gold Fund and the Gabelli Capital Asset Fund. Mr. Zucchi served as a board member and an investor in Anduro Holdings Inc., a manufacturer of consumer packaging. He served as a board member and was one of the initial investors in Cypress Care LLC, a pharmacy benefit management company. In addition, Mr. Zucchi was a senior executive at Time Warner and the Hearst Corporation for over thirty years. In the public sector, Mr. Zucchi has served as a locally-elected government official, most recently as a member of the Westchester County Executive’s task force. Mr. Zucchi is a graduate of the University of Connecticut, Storrs and attended the Harvard Asian American Alumni Alliance program during his tenure at Time Warner. We believe Mr. Zucchi is qualified to serve on our board of directors due to his business and board experience, contacts and relationships.

Number and terms of office of officers and directors

Our board of directors consists of five members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Daniel E. Zucchi, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Clarence A. Davis and Susan V. Watson, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of P. Kasper Jakobsen, will expire at our third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint such officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

NYSE rules require that a majority of the board of directors of a company listed on NYSE must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Clarence A. Davis, Susan V. Watson and Daniel E. Zucchi are independent directors under the NYSE listing rules. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee, and a compensation committee. Each such committee is composed of solely independent directors.

In addition, our board of directors approved the formation of an advisory committee to be comprised of individuals who will assist management and the board in all aspects of our operations, including activities aimed at effecting our initial business combination.

Audit Committee

Effective September 21, 2020, we established an audit committee of the board of directors, which consists of Clarence A. Davis, Susan V. Watson and Daniel E. Zucchi, each of whom is an independent director under the NYSE’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

During the fiscal year ended December 31, 2020, our audit committee held one meeting. Each of our audit committee members attended such meeting.

Financial Experts on Audit Committee

The board of directors has determined that Mr. Clarence A. Davis qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective September 21, 2020, we established a nominating committee of the board of directors, which consists of Clarence A. Davis, Susan V. Watson and Daniel E. Zucchi, each of whom is an independent director under the NYSE’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

During the fiscal year ended December 31, 2020, our nominating committee did not hold any meetings.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide for the assessment of the following criteria:

●	Whether the candidate is independent pursuant to the requirements of the New York Stock Exchange.

●	Whether the candidate is accomplished in his or her field and has a reputation, both personal and professional, that is consistent with the image and reputation of the Company.

●	Whether the candidate is financially literate, i.e. has the ability to read and understand basic financial statements. The Nominating Committee also will determine if a candidate has accounting or related financial management expertise and/or satisfies the criteria for being an “audit committee financial expert,” as defined by the Securities and Exchange Commission.

●	Whether the candidate has relevant experience and expertise and would be able to provide insights and practical wisdom based upon that experience and expertise.

●	Whether the candidate has knowledge of the Company and issues affecting the Company.

●	Whether the candidate is committed to enhancing stockholder value.

●	Whether the candidate fully understands, or has the capacity to fully understand, the legal responsibilities of a director and the governance processes of a public company.

●	Whether the candidate is of high moral and ethical character and would be willing to apply sound, objective, and independent business judgment, and to assume broad fiduciary responsibility.

●	Whether the candidate has, and would be willing to commit, the required hours necessary to discharge the duties of Board membership.

●	Whether the candidate has any prohibitive interlocking relationships or conflicts of interest.

●	Whether the candidate is able to develop a good working relationship with other Board members and contribute to the Board’s working relationship with the senior management of the Company.

●	Whether the candidate is able to suggest business opportunities to the Company.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective September 21, 2020, we established a compensation committee of the board of directors, which consists of Clarence A. Davis, Susan V. Watson and Daniel E. Zucchi, each of whom is an independent director under the NYSE’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated below, other than the $10,000 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

During the fiscal year ended December 31, 2020, our compensation committee did not hold any meetings.

Advisory Committee

On September 21, 2020, our board of directors approved the formation of an advisory committee to be comprised of individuals who will assist management and the board in all aspects of our operations including activities aimed at effecting an initial business combination.

Code of Ethics

Effective September 21, 2020, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to our executive office.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. We pay PMV Consumer Delaware Management Partners LLC, an affiliate of our Sponsor, an aggregate fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our Sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination and the repayment of loans that may be made by our Sponsor to us, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, initial stockholders, special advisors, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the warrants included in the units offered in the IPO or the Private Warrants as they are not exercisable within 60 days of the date hereof.

	Amount and		Approximate
	Nature of		Percentage of
	Beneficial		Outstanding
Name and Address of Beneficial Owner(1)	Ownership		Shares
GAMCO Investors, Inc.(2)	1,700,000	(3)	9.71%
PMV Consumer Acquisition Holding Company, LLC	4,375,000	(4)	20%
PMV Consumer Delaware Management Partners, LLC	4,375,000	(4)	20%
All directors and executive officers as a group (seven individuals)	4,375,000	(5)	20%

(1)	Unless otherwise indicated, the business address of each of the individuals is 249 Royal Palm Way, Suite 503, Palm Beach, FL 33480.
(2)	The address of GAMCO Investors, Inc. (“GBL”) is 401 Theodore Fremd Avenue, Rye, NY 10580
(3)	As reported in Schedule 13D that was filed with the SEC by GAMCO Investors, Inc. on September 22, 2020. The shares of Class A common stock reported by GBL may be beneficially held by (i) entities affiliated with GBL, all of whom are under the common control of Mario J. Gabelli, including Associated Capital Group, Inc., who is a member of PMV Consumer Delaware Management Partners LLC (“PMVC Management”), the manager of the Sponsor or (ii) funds or investment advisory accounts managed by affiliates of GBL.

(4)	Interests shown consist solely of founder shares, classified as Class B convertible common stock. Such shares will automatically convert into Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment. Represents shares held by our Sponsor, of which PMVC Delaware Management Partners, LLC is the manager. PMVC Delaware Management Partners, LLC is managed by a management board consisting of Marc J. Gabelli, Douglas R. Jamieson and three additional managers, with authority to approve actions of our Sponsor. Each management board member has one vote, and the approval of three of the five board members is required for approval of an action of the Sponsor. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based on the foregoing, no individual management board member exercises voting or dipositive control over any of the securities held by our Sponsor, even those in which he directly owns a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities.
(5)	Certain of our officers and directors, including all of our executive officers, and entities associated with them, hold equity interests in our Sponsor.

Our initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares following the date of until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property”). Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the Founder Shares will be automatically released from this lock-up.

During this lock-up period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales except in each case (a) to our officers or directors, any affiliate or family member of any of our officers or directors, any affiliate of our Sponsor or to any member of the Sponsor or any of their affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) by virtue of the laws of the State of Delaware or our Sponsor’s limited liability company agreement upon dissolution of our Sponsor, (g) in the event of our liquidation prior to our consummation of our initial business combination; or (h) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Equity Compensation Plans

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Transactions” contained in our prospectus dated September 21, 2020, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Withum Smith & Brown PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from March 18, 2020 (inception) through December 31, 2020 totaled $69,985. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for audit-related fees for the period from March 18, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Withum for tax planning and tax advice for the period from March 18, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Withum for other services for the period from March 18, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Certificate of Incorporation.*
3.2	Certificate of Amendment to Certificate of Incorporation*
3.3	Bylaws*
4.1	Specimen Unit Certificate.**
4.2	Specimen Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.***
4.5	Description of Registrant’s Securities.
10.1	Form of Letter Agreement from each of the Registrant’s initial stockholders, officers and directors.***
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.***
10.3	Registration Rights Agreement***
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Current Report Form S-1 filed on August 6, 2020. (SEC File No. 333-241670).

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on August 17, 2020 (SEC File Nos. 333-241670).
***	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 25, 2020

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March, 2021.

PMV CONSUMER ACQUISITION CORP.

By:	/s/ P. Kasper Jakobsen
P. Kasper Jakobsen
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ P. Kasper Jakobsen	Chairman and Chief Executive Officer	March 11, 2021
P. Kasper Jakobsen	(Principal Executive Officer)

/s/ Joseph A. Gabelli	President	March 11, 2021
Joseph A. Gabelli

/s/ John N. Givissis	Senior Vice President and Chief Accounting Officer	March 11, 2021
John N. Givissis	(Principal accounting and financial officer)

/s/ Peter D. Goldstein	Executive Vice President	March 11, 2021
Peter D. Goldstein

/s/ Clarence A. Davis	Director	March 11, 2021
Clarence A. Davis

/s/ Susan V. Watson	Director	March 11, 2021
Susan V. Watson

/s/ Daniel E. Zucchi	Director	March 11, 2021
Daniel E. Zucchi

/s/ Douglas R. Jamieson	Non-Executive Chairman	March 11, 2021
Douglas R. Jamieson

PMV CONSUMER ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

PMV Consumer Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of PMV Consumer Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from March 18, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from March 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 11, 2021

PMV CONSUMER ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$2,005,228
Prepaid expenses	262,516
Total Current Assets	2,267,744

Cash and marketable securities held in Trust Account	175,040,510
Total Assets	$177,308,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liability - accrued expenses	$214,025

Deferred underwriting fee payable	6,125,000
Total Liabilities	6,339,025

Commitments and contingencies

Class A common stock subject to possible redemption, 16,596,922 shares at redemption value of $10.00 per share	165,969,220

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 903,078 shares issued and outstanding (excluding 16,596,922 shares subject to possible redemption)	90
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,375,000 shares issued and outstanding (1)	437
Additional paid-in capital	5,247,863
Accumulated deficit	(248,381)
Total Stockholders’ Equity	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,308,254

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 7).

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$130,891
Franchise tax expense	158,000
Loss from operations	(288,891)

Other income:
Interest earned on marketable securities held in Trust Account	40,510

Loss before provision for income taxes	(248,381)
Provision for income taxes	---
Net loss	$(248,381)

Weighted average shares outstanding, of Class A common stock	17,500,000

Basic and diluted net loss per share, Class A common stock	$(0.00)

Weighted average shares outstanding, of Class B convertible common stock (1)	4,375,000

Basic and diluted net loss per share, Class B convertible common stock	$(0.06)

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 7).

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 18, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor(1)	—	—	5,031,250	503	24,497	—	25,000

Sale of 17,500,000 Units, net of underwriting discounts and offering expenses	17,500,000	1,750	—	—	165,040,860	—	165,042,610

Sale of 6,150,000 Private Warrants	—	—	—	—	6,150,000	—	6,150,000

Founder Shares forfeited due to non-exercise of over-allotment option	---	---	(656,250)	(66)	66	—	---

Common stock subject to possible redemption	(16,596,922)	(1,660)	—	—	(165,967,560)	—	(165,969,220)

Net loss			—	—	—	(248,381)	(248,381)

Balance – December 31, 2020	903,078	$90	4,375,000	$437	$5,247,863	$(248,381)	$5,000,009

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 7).

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(248,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(40,510)
Changes in operating assets and liabilities:
Prepaid expenses	(262,516)
Accrued expenses	214,025
Net cash used in operating activities	(337,382)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,000,000)
Net cash used in investing activities	(175,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	171,500,000
Proceeds from sale of Founder Shares	25,000
Proceeds from sale of Private Warrants	6,150,000
Proceeds from promissory note – related party	150,000
Repayment of promissory note – related party	(150,000)
Proceeds from underwriter’s rebate	175,000
Payment of offering costs	(507,390)
Net cash provided by financing activities	177,342,610

Net Change in Cash	2,005,228
Cash and cash equivalents – Beginning of period	—
Cash and cash equivalents – End of period	$2,005,228

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$166,224,660
Change in value of Class A common stock subject to possible redemption	$(255,440)
Deferred underwriting fee payable	$6,125,000

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from March 18, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on September 21, 2020. On September 24, 2020, the Company consummated the Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units Sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,150,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to PMV Consumer Acquisition Holding Company, LLC (the “Sponsor”), generating gross proceeds of $6,150,000, which is described in Note 4.

Offering costs amounted to $9,957,390, consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, of which $175,000 was offset with a credit paid by the Underwriter. In addition, at December 31, 2020, $2,005,228 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on September 24, 2020, an amount of $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) located in the United States, which will only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

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

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, as amended (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote the Founder Shares (as defined in Note 5) and any Public Shares purchased after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Company will have until September 24, 2022 (or such later date as may be approved by the stockholders in an amendment to the Certificate of Incorporation) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income tax obligations and net of up to $50,000 of interest available to be used for liquidation expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, except as to any claims by a third party who executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held In Trust Account

At December 31, 2020, the assets held in Trust Account were held primarily in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions.

PMV CONSUMER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account of $40,510 for the period from March 18, 2020 (inception) to December 31, 2020, less franchise and income taxes up to the total interest income earned of $40,510, by the weighted average number of Class A redeemable common stock issued and outstanding since original issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, net of net income attributable to Class A redeemable common stock ($0 for the period presented), by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the trust account in excess of franchise and income taxes incurred for the period presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. At December 31, 2020, The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,500,000 Units, at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,150,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $6,150,000. Each Private Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless.

PMV CONSUMER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.007 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being outstanding, of which an aggregate of up to 656,250 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). The over-allotment option was not exercised, and 656,250 Founder Shares were forfeited. As of December 31, 2020 the issued and outstanding shares of Class B convertible common stock is 4,375,000 shares.

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

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination. The Sponsor and the Company’s officers and directors have also agreed to vote any Founder Shares held by them and any public shares purchased after Initial Public Offering (including in open market and privately negotiated transactions) in favor of a Business Combination

Promissory Note — Related Party

On June 16, 2020, the Sponsor agreed to loan the Company up to an aggregate of $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of (i) June 16, 2021, (ii) the completion of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. On October 13, 2020, the balance of $150,000 was repaid in full. As of December 31, 2020, there was no outstanding balance under this promissory note.

PMV CONSUMER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 5. RELATED PARTY TRANSACTIONS (CONT.)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on September 24, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the period from March 18, 2020 (inception) through December 31, 2020, the Company incurred $32,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers or directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2020, there were no Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

The holders of Founder Shares, Private Warrants and Working Capital Warrants will not be able to sell these securities until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $6,125,000. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination within the Combination Period, subject to the terms of the underwriting agreement.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The authorized common stock of the Company includes up to 75,000,000 shares of Class A common stock and 10,000,000 shares of Class B convertible common stock. The shares of Class B convertible common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for shares of Class A common stock, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of an initial Business Combination, the ratio at which the Class B convertible common stock will convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B convertible common stock will equal, in the aggregate 20% of the sum of the shares outstanding upon the completion of the Initial Public Offering plus the number of shares of Class A common stock and equity-linked shares issued or deemed issued in connection with the initial Business Combination (net of conversions), excluding any shares of Class A common stock or equity-linked securities issued to any seller in the initial Business Combination and any Private Warrants or warrants issued to the Sponsor, any of the Company’s officers or directors, or any of their affiliates upon conversion of Working Capital Loans.

If the Company enters into an initial Business Combination, it may (depending on the terms of such initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Business Combination, to the extent the Company seeks stockholder approval in connection with the Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock.

At December 31, 2020, there were 903,078 shares of Class A common stock issued and outstanding, excluding 16,596,922 shares of Class A common stock subject to possible redemption and 4,375,000 shares of Class B convertible common stock issued and outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) September 24, 2021. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Under the terms of the warrant agreement, the Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the shares of Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 60 days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

PMV CONSUMER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7. STOCKHOLDERS’ EQUITY (CONT.)

Warrants (Cont.)

Once the warrants become exercisable, the Company may redeem the Public Warrants:

➤	in whole and not in part;

➤	at a price of $0.01 per warrant;

➤	upon not less than 30 days’ prior written notice of redemption;

➤	if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to adjustment as described below) for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and

➤	If, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 8. INCOME TAX

The Company’s net deferred tax asset at December 31, 2020 is as follows:

Deferred tax asset
Net operating loss carryforward		$52,160
Valuation allowance		(52,160)
Deferred tax asset, net	$	---

The income tax benefit for the period from March 18, 2020 (inception) through December 31, 2020 consists of the following:

Federal
Current		$—
Deferred		(52,160)

State
Current		$—
Deferred		—
Change in valuation allowance		52,160
Income tax benefit	$	---

As of December 31, 2020, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $248,381 available to offset future taxable income. These NOLs carryforward indefinitely. The NOLs may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. The amount of the annual limitation, if any, will generally be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management determined that a full valuation allowance was required.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Valuation allowance	(21.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

PMV CONSUMER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 9. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $579 in cash and $175,039,930 in U.S. Treasury Bills, which are held at amortized cost.

The gross holding income and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Level 1: Held-To-Maturity	Amortized Cost	Gross Holding Income	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 03/25/2021)	$175,039,930	$40,510	$175,039,930

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

There were no transfers between levels within the fair value hierarchy for the period from March 18, 2020 (inception) through December 31, 2020.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.