Form 10-K/A
period 2020-12-31
PMV Consumer Acquisition Corp.
filed 2021-05-14
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 14, 2021, there were 17,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,375,000 shares of Class B convertible common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated September 21, 2020, as filed with the Securities and Exchange Commission on September 22, 2020, pursuant to Rule 424(b)(4) (SEC File No. (333-241670) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

EXPLANATORY NOTE

PMV Consumer Acquisition Corp. (the “Company,” “PMV,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 11, 2021, or the Original Filing, to restate (i) its financial statements as of and for the period ended December 31, 2020 and (ii) its financial statements as of September 30, 2020 in the accompanying notes to the financial statements included in this Amendment, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in September 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” promulgated by the SEC on April 12, 2021 (the “SEC Staff Statement”), the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the characteristics of the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period, and to restate its financial statements accordingly. The Company’s prior accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows, the investment held in trust or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Staff Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Amendment.

The Company has not amended its previously filed Current Report on Form 8-K or Quarterly Report on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing. Unless the context otherwise requires, references to “warrants” in this Amendment refers to both PMV’s public warrants and PMV’s Private Placement Warrants (as defined herein).

i

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

ii

PMV CONSUMER ACQUISITION CORP.

FORM 10-K

iii

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

Summary of Risk Factors (Cont.)

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

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Our management has determined that our disclosure controls and procedures were ineffective as of December 31, 2020 resulting in a material weakness in our internal control over financial reporting. This failure in our disclosure controls and procedures could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, we determined that our disclosure controls and procedures were ineffective as of December 31, 2020 solely as a result of the classification of our warrants as equity instead of liabilities. On May 10, 2021, our audit committee authorized management to restate our audited financial statements for the year ended December 31, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the periods presented in the financial statements contained in our annual report.

We have implemented a remediation plan, described under Item 9A, Evaluation of Disclosure Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Holders

As of May 14, 2021, there were 1 holder of record of our units, 1 holder of record of our Class A common stock and 2 holders of record of our warrants. We believe we have in excess of 400 beneficial holders of our securities.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer Forest Road Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

In this report on Form 10-K/A for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of, and for the period ended, December 31, 2020.

The restatement results from our prior accounting for our outstanding warrants issued in connection with our initial public offering and private placement on September 24, 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement expressing the SEC Staff’s view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet instead of equity. Since issuance on September 24, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value re-measurement.

Historically, our outstanding warrants were reflected as a component of equity instead of liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within the warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement.

In consultation with our audit committee, we concluded that our previously issued financial statements of Affected Periods should be restated and that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

Our accounting for the warrants as derivative liabilities instead of as equity did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that its disclosure controls and procedures for such periods were not effective with respect to the misclassification of the Company’s warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this report on Form 10-K/A.

The restatement is more fully described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto which are included in “Item” 8. Financial Statements and Supplementary Data” of this amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

For the period from March 18, 2020 (inception) through December 31, 2020, we had a net loss of $961,729, which consists of general and administrative costs of $130,891, a charge for a change in the fair value of derivative warrant liabilities of $333,500, offering costs associated with warrants recorded as liabilities of $379,848 (net of excess proceeds from private placement warrants over fair value of $123,000), and franchise tax expense of $158,000, offset by interest income on marketable securities held in the trust account of $40,510.

As a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, we classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. As part of the reclassification to warrant liability, we reclassified a portion of the offering costs associated with the IPO originally charged to stockholders’ equity, to an expense in the statement of operations in the amount of $379,848 (net of excess proceeds from private placement warrants over fair value of $123,000) based on a relative fair value basis. The fair value of the private warrants was less than the cash received from the proceeds for the private placement warrants, resulting in excess proceeds on sale of private placement warrants of $123,000. For the period from March 18, 2020 (inception) through December 31, 2020, the change in fair value of warrants was a decrease of approximately $333,500.

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

For the period from March 18, 2020 (inception) through December 31, 2020, cash used in operating activities was $337,382. Net loss of $961,729 was affected by the change in the fair value of the warrants of $333,500, the offering costs charged to expense of $379,848 (net of excess proceeds from private placement warrants over fair value of $123,000), and interest earned on marketable securities held in the trust account of $40,510. Changes in operating assets and liabilities used $48,491 of cash for operating activities.

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

Liquidity and Capital Resources (Cont.)

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

Warrant Liability

We account for the warrants issued in connection with our IPO in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity.

Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) per Common Share

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through December 31, 2020, our efforts were limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination, including the consummation of the Merger. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of December 31, 2020, we were not subject to any market or interest rate risk. The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the SEC. The overall goal of these evaluation activities is to monitor our disclosure controls and procedures and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

Based on its initial evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2020 were effective. Subsequently, on May 10, 2021, in connection with the restatements discussed in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, under the supervision and with the participation of the Certifying Officers, management reevaluated the Company’s disclosure controls and procedures as of December 31, 2020. During its reevaluation, management identified a material weakness in internal control over financial reporting that resulted in reclassifying the warrants as derivative liabilities in its previously issued financial statements. On May 10, 2021, the audit committee authorized management to restate its audited financial statements for the annual year ended December 31, 2020. Accordingly, management concluded that the control deficiency that resulted in classifying the warrants as equity instead of liability constituted a material weakness as of December 31, 2020. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020.

Remediation Plan

To remediate the material weakness surrounding the presentation of the Company’s warrants as equity instead of liability, the Company has reviewed these internal controls and enhanced the supervisory review of accounting procedures in this financial reporting area. All necessary revisions are properly reflected in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein.

Management’s Report on Internal Controls over Financial Reporting

Our Annual Report did not, and this Amendment does not, include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there were no change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, management did implement changes in internal control over financial reporting during second quarter of 2021 designed to remediate a material weakness solely related to the presentation of the Company’s warrants as equity instead of liability.

ITEM 9B. OTHER INFORMATION.

None.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Withum for services rendered.

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2021.

PMV CONSUMER ACQUISITION CORP.

By:	/s/ P. Kasper Jakobsen
P. Kasper Jakobsen
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ P. Kasper Jakobsen	Chairman and Chief Executive Officer	May 14, 2021
P. Kasper Jakobsen	(Principal Executive Officer)

/s/ Joseph A. Gabelli	President	May 14, 2021
Joseph A. Gabelli

/s/ John N. Givissis	Senior Vice President and Chief Accounting Officer	May 14, 2021
John N. Givissis	(Principal accounting and financial officer)

/s/ Peter D. Goldstein	Executive Vice President	May 14, 2021
Peter D. Goldstein

/s/ Clarence A. Davis	Director	May 14, 2021
Clarence A. Davis

/s/ Susan V. Watson	Director	May 14, 2021
Susan V. Watson

/s/ Daniel E. Zucchi	Director	May 14, 2021
Daniel E. Zucchi

/s/ Douglas R. Jamieson	Non-Executive Chairman	May 14, 2021
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York
May 14, 2021

PMV CONSUMER ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020
(As Restated)

ASSETS
Current assets
Cash and cash equivalents	$2,005,228
Prepaid expenses	262,516
Total Current Assets	2,267,744

Cash and marketable securities held in Trust Account	175,040,510
TOTAL ASSETS	$177,308,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liability - accrued expenses	$214,025

Deferred underwriting fee payable	6,125,000
Derivative warrant liabilities	15,198,000
Total Liabilities	21,537,025

Commitments and contingencies

Class A common stock subject to possible redemption, 15,077,122 shares at redemption value of $10.00 per share	150,771,220

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 2,422,878 shares issued and outstanding (excluding 15,077,122 shares subject to possible redemption)	242
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,375,000 shares issued and outstanding (1)	437
Additional paid-in capital	5,961,059
Accumulated deficit	(961,729)
Total Stockholders’ Equity	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,308,254

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 6 ).

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

General and administrative expenses	$130,891
Franchise tax expense	158,000
Loss from operations	(288,891)

Other income (expense):
Interest earned on marketable securities held in Trust Account	40,510
Fair value adjustment on derivative warrant liabilities	(333,500)
Offering cost associated with warrants recorded as liabilities	(379,848)
Other expense	(672,838)

Loss before provision for income taxes	(961,729)
Provision for income taxes	—
Net loss	$(961,729)

Weighted average shares outstanding, of Class A common stock	17,500,000

Basic and diluted net loss per share, Class A common stock	$(0.00)

Weighted average shares outstanding, of Class B convertible common stock (1)	4,375,000

Basic and diluted net loss per share, Class B convertible common stock	$(0.22)

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 6 ).

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

	Common Stock				Additional		Total
	Class A		Class B Convertible		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - March 18, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B convertible common stock to Sponsor	-	-	5,031,250	503	24,497	-	25,000
Sale of Class A common stock in initial public offering, net of warrant liabilities	17,500,000	1,750	-	-	166,160,750	-	166,162,500
Offering costs	-	-	-	-	(9,454,542)	-	(9,454,542)
Class B shares forfeited due to non-exercise of the over-allotment option-	-	-	(656,250)	(66)	66	-	-
Common stock subject to possible redemption	(15,077,122)	(1,508)	-	-	(150,769,712)	-	(150,771,220)
Net loss	-	-	-	-	-	(961,729)	(961,729)
Balance - December 31, 2020 (restated)	2,422,878	$242	4,375,000	$437	$5,961,059	$(961,729)	$5,000,009

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 6 ).

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

Cash Flows from Operating Activities:
Net loss	$(961,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(40,510)
Change in fair value of derivative warrant liabilities	333,500
Offering cost associated with warrants recorded as liabilities	379,848
Changes in operating assets and liabilities:
Prepaid expenses	(262,516)
Accrued expenses	214,025
Net cash used in operating activities	(337,382)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,000,000)
Net cash used in investing activities	(175,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	171,500,000
Proceeds from sale of Founder Shares	25,000
Proceeds from sale of Private Warrants	6,150,000
Proceeds from promissory note – related party	150,000
Repayment of promissory note – related party	(150,000)
Proceeds from underwriter’s rebate	175,000
Payment of offering costs	(507,390)
Net cash provided by financing activities	177,342,610

Net Change in Cash	2,005,228
Cash and cash equivalents – Beginning of period	—
Cash and cash equivalents – End of period	$2,005,228

Non-Cash Investing and Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$150,771,220
Change in value of Class A common stock subject to possible redemption	$(15,453,440)
Deferred underwriting fee payable	$6,125,000

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

Offering costs amounted to $9,957,390 (consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, of which $175,000 was offset with a credit paid by the Underwriter), was allocated as follows, $379,848 in offering costs, (net of excess proceeds from private placement warrants over fair value of $123,000), was charged to expense and $9,454,542 was charged to stockholders’ equity. In addition, at December 31, 2020, $2,005,228 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants and Private Placement Warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. An instrument would be considered indexed to an entity’s own stock if its settlement amount were equal to the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or an instrument that includes variables that would be inputs to the fair value of a fixed-for-fixed forward or option on equity shares. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company is reclassifying the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Relevant Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$177,308,254	$-	$177,308,254
Liabilities and stockholders’ equity
Total current liabilities	$214,025	$-	$214,025
Deferred underwriting commissions	6,125,000	-	6,125,000
Derivative warrant liabilities	-	15,198,000	15,198,000
Total liabilities	6,339,025	15,198,000	21,537,025
Class A common stock, $0.0001 par value; shares subject to possible redemption	165,969,220	(15,198,000)	150,771,220
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	90	152	242
Class B common stock - $0.0001 par value	437	-	437
Additional paid-in-capital	5,247,863	713,196	5,961,059
Accumulated deficit	(248,381)	(713,348)	(961,729)
Total stockholders’ equity	5,000,009	-	5,000,009
Total liabilities and stockholders’ equity	$177,308,254	$-	$177,308,254

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONT.)

	For the Period from March 18, 2020 (inception) through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(288,891)	$-	$(288,891)
Other (expense) income:
Interest earned on investments held in Trust Account	40,510	-	40,510
Change in fair value on derivative warrant liabilities	-	(333,500)	(333,500)
Offering cost associated with warrants recorded as liabilities	-	(379,848)	(502,848)
Total other (expense) income	40,510	(713,348)	(672,838)
Net loss	$(248,381)	$(713,348)	$(961,729)

Weighted-average shares outstanding, of Class A common stock	17,500,000	-	17,500,000
Basic and Diluted net loss per share, Class A common stock	$-	-	$-
Weighted-average shares outstanding, of Class B convertible common stock	4,375,000	-	4,375,000
Basic and Diluted net loss per share, Class B convertible common stock	$(0.06)	-	$(0.22)

	For the Period from March 18, 2020 (inception) through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(248,381)	$(713,348)	$(961,729)
Adjustment to reconcile net loss to net cash used in operating activities	(89,001)	713,348	624,347
Net cash used in operating activities	(337,382)	-	(337,382)
Net cash used in investing activities	(175,000,000)	-	(175,000,000)
Net cash provided by financing activities	177,342,610	-	177,342,610

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$177,874,825	$-	$177,874,825
Liabilities and stockholders’ equity
Total current liabilities	$643,605	$-	$643,605
Deferred underwriting commissions	6,125,000	-	6,125,000
Derivative warrant liabilities	-	14,864,500	14,864,500
Total liabilities	6,768,605	14,864,500	21,633,105
Class A common shares, $0.0001 par value; shares subject to possible redemption	166,106,210	(14,864,500)	151,241,710
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	89	149	238
Class B common stock - $0.0001 par value	503	-	503
Additional paid-in-capital	5,110,808	379,699	5,490,507
Accumulated deficit	(111,390)	(379,848)	(491,238)
Total stockholders’ equity	5,000,010	-	5,000,010
Total liabilities and stockholders’ equity	$177,874,825	$-	$177,874,825

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONT.)

	For the Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(113,291)	$-	$(113,291)
Other (expense) income:
Interest earned on investments held in Trust Account	2,426	-	2,426
Change in fair value on derivative warrant liabilities	-	-	-
Offering cost associated with warrants recorded as liabilities	-	(379,848)	(502,848)
Total other (expense) income	2,426	(379,848)	(377,422)
Net loss	$(110,865)	$(379,848)	$(490,713)

Weighted-average shares outstanding, of Class A common stock	17,500,000		17,500,000
Basic and Diluted net loss per share, Class A common stock	$0.00		$0.00
Weighted-average shares outstanding, of Class B convertible common stock	4,375,000		4,375,000
Basic and Diluted net loss per share, Class B convertible common stock	$(0.03)		$(0.11)

	For the Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(110,865)	$(379,848)	$(490,713)
Adjustment to reconcile net loss to net cash used in operating activities	70,145	379,848	449,993
Net cash used in operating activities	(40,720)	-	(40,720)
Net cash used in investing activities	(175,000,000)	-	(175,000,000)
Net cash provided by financing activities	177,875,690	-	177,342,610

	For the period from March 18, 2020 (inception) through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(113,816)	$-	$(113,816)
Other (expense) income:
Interest earned on investments held in Trust Account	2,426	-	2,426
Change in fair value on derivative warrant liabilities	-	-	-
Offering cost associated with warrants recorded as liabilities	-	(379,848)	(502,848)
Total other (expense) income	2,426	(379,848)	(377,422)
Net loss	$(111,390)	$(379,848)	$(491,238)

Weighted-average shares outstanding, of Class A common stock	17,500,000		17,500,000
Basic and Diluted net loss per share, Class A common stock	$0.00		$0.00
Weighted-average shares outstanding, of Class B convertible common stock	4,375,000		4,375,000
Basic and Diluted net loss per share, Class B convertible common stock	$(0.03)		$(0.11)

	For the period from March 18, 2020 (inception) through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$(111,390)	$(379,848)	$(491,238)
Adjustment to reconcile net loss to net cash used in operating activities	70,670	379,848	450,518
Net cash used in operating activities	(40,720)	-	(40,720)
Net cash used in investing activities	(175,000,000)	-	(175,000,000)
Net cash provided by financing activities	177,875,690	-	177,875,690

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONT.)

In addition, the impact to the balance sheet dated September 24, 2020, filed on Form 8-K on September 30, 2020, related to the impact of accounting for the warrants as liabilities at fair value resulted in a $14.9 million increase to the derivative warrant liabilities line item at September 24, 2020, and offsetting decrease to the Class A common stock subject to redemption mezzanine equity line item. There is no change to total stockholders’ equity at the reported balance sheet date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between stockholders’ equity and expense. The portion of offering costs allocated to the public warrants has been charged to expense. The portion of the offering costs allocated to the public shares has been charged to stockholders’ equity. On December 31, 2020, offering costs amounting to $9,957,390 (consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, net of a $175,000 credit paid by the Underwriter), was allocated as follows, $379,848 in offering costs, (net of excess proceeds from private placement warrants over fair value of $123,000), was charged to expense and $9,454,542 was charged to stockholders’ equity.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 10).

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,500,000 Units, at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8 ).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,150,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $6,150,000. Each Private Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8 ). The proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 6. RELATED PARTY TRANSACTIONS (CONT.)

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 6. RELATED PARTY TRANSACTIONS (CONT.)

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY (CONT.)

Warrants (Cont.)

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

NOTE 9. INCOME TAX

The Company’s net deferred tax asset at December 31, 2020 is as follows:

Deferred tax asset
Organizational costs/Start-up expenses	$110
Federal Net Operating Loss	52,050
Total deferred tax asset	52,160
Valuation allowance	(52,160)
Deferred tax asset, net of allowance	$—

The income tax benefit for the period from March 18, 2020 (inception) through December 31, 2020 consists of the following:

Federal
Current	$—
Deferred	(52,160)

State
Current	$—
Deferred	—
Change in valuation allowance	52,160
Income tax benefit	$—

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

NOTE 9. INCOME TAX (CONT.)

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

A reconciliation of the income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	(15.6)%
Change in valuation allowance	(3.4)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 10. FAIR VALUE MEASUREMENTS (CONT.)

The gross holding income and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Level 1: Held-To-Maturity	Amortized Cost	Gross Holding Income	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 03/25/2021)	$175,039,930	$40,510	$175,039,930

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$175,039,930	$175,039,930	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$8,925,000	$—	$—	$8,925,000

Warrant Liability – Private Placement Warrants	$6,273,000	$—	$—	$6,273,000

Level 3 financial liabilities consist of the Public Warrant and Private Placement Warrant liability for which there is little or no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company utilizes a Monte Carlo simulation model to value the Public Warrant and Private Placement Warrant liability at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between levels within the fair value hierarchy for the period from March 18, 2020 (inception) through December 31, 2020.

There was no measurable difference in fair value between the date of our Initial Public Offering on September 24, 2020 and September 30, 2020.

PMV CONSUMER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 10. FAIR VALUE MEASUREMENTS (CONT.)

The following table provides quantitative information regarding Level 3 fair value measurements:

	At September 30, 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$9.50	$9.49
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	25.00%	25.00%
Risk-free rate	0.41%	0.54%
Dividend yield	0.00%	0.00%
Probability of completing a Business Combination	70.00%	70.00%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of March 18, 2020 (inception)	$—	$—	$—
Initial measurement on September 30, 2020	6,027,000	8,837,500	14,864,500
Change in fair value recognized in earnings	246,000	87,500	333,500
Fair value as of December 31, 2020	$6,273,000	$8,925,000	$15,198,000

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.