Form 10-Q
period 2021-03-31
PMV Consumer Acquisition Corp.
filed 2021-05-17
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 17, 2021, there are 17,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,375,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

TABLE OF CONTENTS

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,745,195	$2,005,228
Prepaid expenses	210,647	262,516
Total Current Assets	1,955,842	2,267,744

Cash and marketable securities held in Trust Account	175,073,580	175,040,510
TOTAL ASSETS	$177,029,422	$177,308,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liability - accrued expenses	$119,525	$214,025

Deferred underwriting fee payable	6,125,000	6,125,000
Derivative warrant liabilities	15,434,500	15,198,000
Total Liabilities	21,679,025	21,537,025

Commitments and contingencies

Class A common stock subject to possible redemption, 15,035,039 and 15,077,122 shares at redemption value of $10.00 per share as of March 31, 2021, and December 31, 2020, respectively	150,350,387	150,771,220

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 2,464,961 and 2,422,878 shares issued and outstanding (excluding 15,035,039 and 15,077,122 shares subject to possible redemption) as of March 31, 2021, and December 31, 2020, respectively	246	242
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,375,000 shares issued and outstanding as of March 31, 2021, and December 31, 2020(1)	437	437
Additional paid-in capital	6,381,888	5,961,059
Accumulated deficit	(1,382,561)	(961,729)
Total Stockholders’ Equity	5,000,010	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,029,422	$177,308,254

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
(Unaudited)

	March 31	March 31
	2021	2020 (1)

General and administrative expenses	$167,428	$525
Franchise tax expense	49,974	—
Loss from operations	(217,402)	(525)

Other income (expense):
Interest earned on marketable securities held in Trust Account	33,070	—
Fair value adjustment on derivative warrant liabilities	(236,500)	—
Other expense	(203,430)	—

Loss before provision for income taxes	(420,832)	$(525)
Provision for income taxes	—	—
Net loss	$(420,832)	$(525)

Weighted average shares outstanding, of Class A common stock	17,500,000	—

Basic and diluted net loss per share, Class A common stock	$(0.00)	$—

Weighted average shares outstanding, of Class B convertible common stock(2)	4,375,000	4,375,000

Basic and diluted net loss per share, Class B convertible common stock	$(0.10)	$(0.00)

(1)	For the period from March 18, 2020 (inception) to March 31, 2020

(2)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance December 31, 2020	2,422,878	$242	4,375,000	$437	$5,961,059	$(961,729)	$5,000,009

Change in value of common stock subject to possible redemption	42,083	4	—	—	420,829	—	420,833

Net loss	—	—	—	—	—	(420,832)	(420,832)

Balance March 31, 2021	2,464,961	$246	4,375,000	$437	$6,381,888	$(1,382,561)	$5,000,010

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 18, 2020 (INCEPTION) TO MARCH 31, 2020

(Unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance March 18, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Found Shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000

Founder Shares forfeited due to non-exercise of over-allotment option	—	—	(656,250)	(66)	66	—	—

Net loss	—	—	—	—	—	(525)	(525)

Balance March 31, 2020	—	$—	4,375,000	$437	$24,563	$(525)	$24,475

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

	March 31	March 31
	2021	2020 (1)

Cash Flows from Operating Activities:
Net loss	$(420,832)	$(525)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(33,070)	—
Change in fair value of derivative warrant liability	236,500	—
Changes in operating assets and liabilities
Prepaid expenses	51,869	—
Accrued expenses	(94,500)	525
Net cash used in operating activities	(260,033)	—

Cash Flows from Investing Activities:
Proceeds from maturity of securities in Trust Account	(175,073,579)	—
Investment of cash in Trust Account	175,073,579	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from sale of Founder Shares	—	25,000
Net cash provided by financing activities	—	25,000

Net Change in Cash	(260,033)	25,000
Cash and cash equivalents – Beginning of period	2,005,228	—
Cash and cash equivalents – End of period	$1,745,195	$25,000

Non-Cash Investing and Financing Activities:
Change in value of Class A common stock subject to possible redemption	$420,833	$—

(1)	For the period from March 18, 2020 (inception) to March 31, 2020

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

As of March 31, 2021, the Company had not commenced any operations. All activity for the three months ended March 31, 2021, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Offering costs amounted to $9,957,390, consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, of which $175,000 was offset with a credit paid by the Underwriter. In addition, at March 31, 2021, $1,745,195 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Units in the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account and deferred underwriting commissions) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants, including the Private Warrants. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, solely if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 14, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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
MARCH 31, 2021
(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021, and December 31, 2020.

Marketable securities held in Trust Account

At March 31, 2021, the assets were held in shares of a money market fund that invests primarily in U.S. Treasury Bills. At December 31, 2020, the assets held in the Trust Account were held primarily in U.S. Treasury Bills. At December 31, 2020, the assets held in Trust Account were held primarily in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 9).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account of $33,070 for the three months ended March 31, 2021, less franchise and income taxes up to the total interest income earned of $33,070, by the weighted average number of Class A redeemable common stock issued and outstanding since original issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, net of income attributable to Class A redeemable common stock ($0 for the period presented), by the weighted average number of Class B non-redeemable common stock outstanding for the periods. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the trust account in excess of franchise and income taxes incurred for the period presented.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 5—RELATED PARTY TRANSACTIONS (CONT.)

The over-allotment option was not exercised, and 656,250 Founder Shares were forfeited. As of March 31, 2021, and December 31, 2020, the issued and outstanding shares of Class B convertible common stock is 4,375,000 shares.

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

Promissory Note—Related Party

On June 16, 2020, the Sponsor agreed to loan the Company up to an aggregate of $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of (i) June 16, 2021, (ii) the completion of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. On October 13, 2020, the balance of $150,000 was repaid in full. As of March 31, 2021, and December 31, 2020, there was no outstanding balance under this promissory note.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 5—RELATED PARTY TRANSACTIONS (CONT.)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2021, and March 31, 2020, the Company incurred fees for these services of $30,000 and $0, respectively, and for the period March 18, 2018 (inception) through December 31, 2020, the Company incurred fees for these services of $32,000. The respective administrative support fees are included in accounts payable and accrued expenses of the accompanying condensed balance sheets at March 31, 2021, and December 31, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers or directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021, there were no Working Capital Loans.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (CONT.)

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

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

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

At March 31, 2021, there were 683,978 shares of Class A common stock issued and outstanding, excluding 16,816,022 shares of Class A common stock subject to possible redemption and 4,375,000 shares of Class B convertible common stock issued and outstanding.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 7—STOCKHOLDERS’ EQUITY (CONT.)

Warrants (Cont.)—Under the terms of the warrant agreement, the Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the shares of Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 60 days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 7—STOCKHOLDERS’ EQUITY (CONT.)

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

NOTE 8—INCOME TAX

The Company’s net deferred tax asset at March 31, 2021, is as follows:

Deferred tax asset
Organizational costs/Start-up expenses	$110
Federal Net Operating Loss	90,759
Total deferred tax asset	90,869
Valuation allowance	(90,869)
Deferred tax asset, net of allowance	$—

The income tax benefit for the three months ended March 31, 2021, consists of the following:

Federal
Current	$—
Deferred	(90,869)

State
Current	$—
Deferred	—
Change in valuation allowance	90,869
Income tax benefit	$—

As of March 31, 2021, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $432,713 available to offset future taxable income. These NOLs carryforward indefinitely. The NOLs may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. The amount of the annual limitation, if any, will generally be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 8—INCOME TAX (CONT.)

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

A reconciliation of the income tax rate to the Company’s effective tax rate at March 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	(14.4)%
Valuation allowance	(5.6)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

NOTE 9—FAIR VALUE MEASUREMENTS

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

NOTE 9—FAIR VALUE MEASUREMENTS (CONT.)

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021, and December 31, 2020, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$175,073,580	$175,073,580	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$9,100,000	$—	$—	$9,100,000

Warrant Liability – Private Placement Warrants	$6,334,500	$—	$—	$6,334,500

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$175,039,930	$175,039,930	$-	$-

Liabilities:
Warrant Liability – Public Warrants	$8,925,000	$-	$-	$8,925,000

Warrant Liability – Private Placement Warrants	$6,273,000	$-	$-	$6,273,000

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

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between levels within the fair value hierarchy during the quarter ended March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of March 31, 2021	As of December 31, 2020
Stock price	$9.70	$9.49
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	22.99%	25.00%
Risk-free rate	0.07%	0.54%
Dividend yield	0.00%	0.00%
Probability of completing a Business Combination	70.00%	70.00%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of March 18, 2020 (inception)	$—	$—	$—
Initial measurement on September 30, 2020(1)	6,027,000	8,837,500	14,864,500
Change in fair value recognized in earnings	246,000	87,500	333,500
Fair value as of December 31, 2020	6,273,000	8,925,000	15,198,000
Change in fair value recognized in earnings	61,500	175,000	236,500
Fair value as of March 31, 2021	$6,334,500	$9,100,000	$15,434,500

(1) There was no measurable difference in fair value between the date of our Initial Public Offering on September 24, 2020 and September 30, 2020.

NOTE 10—SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $420,832 which consists of interest income on marketable securities held in the Trust Account of $33,070, and a fair value adjustment on derivative liabilities of $236,500, offset by operating costs of $217,402. For the period March 18, 2020 (inception) through March 31, 2020 we had a net loss of $525, which consisted of formation costs.

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

As of March 31, 2021, we had marketable securities held in the Trust Account of $175,073,580 (including $33,070 of interest income for the three months ended March 31, 2021) consisting of shares of a money market fund that invests primarily of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we had not withdrawn any interest earned on the Trust Account.

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

As of March 31, 2021, we had cash of $1,745,195 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

For the three months ended March 31, 2021, cash used in operating activities was $260,033. Net loss of $420,832 was affected by interest earned on marketable securities held in the Trust Account of $33,070, a change in fair value of derivative warrant liabilities of $236,500, and net decrease of changes in operating assets and liabilities of $42,631.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through March 31, 2021, our efforts were limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination, including the consummation of the Merger. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Accounting Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the Warrants we issued in September 24, 2020 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering on September 24, 2020.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there were no change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, management did implement changes in internal control over financial reporting during second quarter of 2021 designed to remediate the presentation of the Company’s warrants as equity instead of liability.

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

Summary of Risk Factors (Continued)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. On November 5, 2020, the Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of March 31, 2021, 4,375,000 Founder Shares are issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On September 24, 2020, we consummated the IPO of 17,500,000 Units, at $10.00 per Unit, generating gross proceeds of $175,000,000. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-241670). The registration statements were declared effective on September 21, 2020.

Simultaneously with the closing of the IPO, we consummated the sale of 6,150,000 warrants at a price of $1.00 per Private Warrant in a private placement to the Sponsor, generating gross proceeds of $6,150,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act

The Private Warrants are identical to the warrants underlying the Units sold in the IPO, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchaser or its permitted transferees. The purchaser of Private Warrants has agreed not to transfer, assign, or sell any of the Private Warrants or Class A Common Stock underlying the Private Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination.

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

PMV Consumer Acquisition Corp.

Date: May 17, 2021	By:	/s/ P. Kasper Jacobsen
	Name:	P. Kasper Jacobsen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)