Form 10-Q
period 2021-06-30
PMV Consumer Acquisition Corp.
filed 2021-07-30
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of July 30, 2021, there are 17,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,375,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,626,583	$2,005,228
Prepaid expenses	175,029	262,516
Total Current Assets	1,801,612	2,267,744

Cash and marketable securities held in Trust Account	175,075,533	175,040,510
TOTAL ASSETS	$176,877,145	$177,308,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liability - accrued expenses	$149,525	$214,025

Deferred underwriting fee payable	6,125,000	6,125,000
Derivative warrant liabilities	13,503,035	15,198,000
Total Liabilities	19,777,560	21,537,025

Commitments and contingencies
Class A common stock subject to possible redemption, 15,209,958 and 15,077,122 shares at redemption value of $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	152,099,575	150,771,220

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 2,290,042 and 2,422,878 shares issued and outstanding (excluding 15,209,958 and 15,077,122 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	229	242
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,375,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	437	437
Additional paid-in capital	4,632,717	5,961,059
Retained earnings (deficit)	366,627	(961,729)
Total Stockholders’ Equity	5,000,010	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,877,145	$177,308,254

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020 (1)
General and administrative expenses	$121,062	$—	$288,490	$525
Franchise tax expense	63,169	—	113,143	—
Loss from operations	(184,231)	—	(401,633)	(525)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,954	—	35,024	—
Fair value adjustment on derivative warrant liabilities	1,931,465	—	1,694,965	—
Other income (expense)	1,933,419	—	1,729,989	—

Income (loss) before provision for income taxes	1,749,188	—	1,328,356	(525)
Provision for income taxes	—	—	—	—
Net income (loss)	$1,749,188	$—	$1,328,356	$(525)

Weighted average shares outstanding, of Class A common stock	17,500,000	—	17,500,000	—

Basic and diluted net income (loss) per share, Class A common stock	$(0.00)	$—	$(0.00)	$—

Weighted average shares outstanding, of Class B convertible common stock	4,375,000	4,375,000	4,375,000	4,375,000

Basic and diluted net income (loss) per share, Class B convertible common stock	$0.40	$(0.00)	$0.30	$(0.00)

(1)	For the period from March 18, 2020 (inception) through June 30, 2020

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	2,422,878	$242	4,375,000	$437	$5,961,059	$(961,729)	$5,000,009

Change in value of common stock subject to possible redemption	42,083	4	—	—	420,829	—	420,833

Net loss	—	—	—	—	—	(420,832)	(420,832)

Balance – March 31, 2021 (unaudited)	2,464,961	$246	4,375,000	$437	$6,381,888	$(1,382,561)	$5,000,010

Change in value of common stock subject to possible redemption	(174,919)	(17)	—	—	(1,749,171)	—	(1,749,188)

Net income	—	—	—	—	—	1,749,188	1,749,188

Balance – June 30, 2021 (unaudited)	2,290,042	$229	4,375,000	$437	$4,632,717	$366,627	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020

AND FOR THE PERIOD FROM MARCH 18, 2020 (INCEPTION) THROUGH JUNE 30, 2020

(Unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance – March 18, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000

Founder Shares forfeited due to non-exercise of over-allotment option	—	—	(656,250)	(66)	66	—	—

Net loss	—	—	—	—	—	(525)	(525)

Balance – March 31, 2020 (unaudited)	—	$—	4,375,000	$437	$24,563	$(525)	$24,475

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2020 (unaudited)	—	$—	4,375,000	$437	$24,563	$(525)	$24,475

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(Unaudited)

	June 30,	June 30,
	2021	2020 (1)
Cash Flows from Operating Activities:
Net income (loss)	$1,328,356	$(525)
Adjustments to reconcile net Income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(35,023)	—
Change in fair value of derivative warrant liability	(1,694,965)	—
Changes in operating assets and liabilities
Prepaid expenses	87,487	—
Accrued expenses	(64,500)	525
Net cash used in operating activities	(378,645)	—

Cash Flows from Investing Activities:
Proceeds from maturity of securities in Trust Account	(175,073,579)	—
Investment of cash in Trust Account	175,073,579	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from sale of Founder Shares	—	25,000
Net cash provided by financing activities	—	25,000

Net Change in Cash	(378,645)	25,000
Cash and cash equivalents – Beginning of period	2,005,228	—
Cash and cash equivalents – End of period	$1,626,583	$25,000

Non-Cash Investing and Financing Activities:
Change in value of Class A common stock subject to possible redemption	$1,328,355	$—

(1)	For the period from March 18, 2020 (inception) through June 30, 2020

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Offering costs amounted to $9,957,390, consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, of which $175,000 was offset with a credit paid by the Underwriter. In addition, at June 30, 2021, $1,626,583 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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
JUNE 30, 2021
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
JUNE 30, 2021
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
JUNE 30, 2021
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 14, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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
JUNE 30, 2021
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021, and December 31, 2020.

Marketable securities held in Trust Account

At June 30, 2021, the assets were held in shares of a money market fund that invests primarily in U.S. Treasury Bills. At December 31, 2020, the assets held in the Trust Account were held primarily in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between stockholders’ equity and expense. The portion of offering costs allocated to the public warrants has been charged to expense. The portion of the offering costs allocated to the public shares has been charged to stockholders’ equity. On September 24, 2020, offering costs amounting to $9,957,390 (consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, net of a $175,000 credit paid by the Underwriter), was allocated as follows, $502,848 in offering costs was charged to expense and $9,454,542 was charged to stockholders’ equity.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the average market price of the Company’s Class A common stock for the three and six months ended June 30, 2021 was below the Warrants’ $11.50 exercise price. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share.

For the three months ended June 30, 2021, net income (loss) per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account of $1,954 for the three months ended June 30, 2021, less franchise and income taxes up to the total interest income earned of $1,954, by the weighted average number of Class A redeemable common stock issued and outstanding since original issuance.

For the six months ended June 30, 2021, net income (loss) per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account of $35,024 for the six months ended June 30, 2021, less franchise and income taxes up to the total interest income earned of $35,024, by the weighted average number of Class A redeemable common stock issued and outstanding since original issuance.

Net income (loss) per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), net of income (loss) attributable to Class A redeemable common stock ($0 for the periods presented), by the weighted average number of Class B non-redeemable common stock outstanding for the periods.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

The over-allotment option was not exercised, consequently 656,250 Founder Shares were forfeited on November 5, 2020. As of June 30, 2021, and December 31, 2020, the issued and outstanding shares of Class B convertible common stock is 4,375,000 shares.

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
JUNE 30, 2021
(Unaudited)

NOTE 5—RELATED PARTY TRANSACTIONS (CONT.)

Promissory Note—Related Party

On June 16, 2020, the Sponsor agreed to loan the Company up to an aggregate of $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of (i) June 16, 2021, (ii) the completion of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. On October 13, 2020, the balance of $150,000 was repaid in full. As of June 30, 2021, and December 31, 2020, there was no outstanding balance under this promissory note.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2021 the Company incurred fees for these services of $30,000 and $60,000 respectively, and for the three months ended June 30, 2020 and the period March 18, 2020 (inception) through June 30, 2020, the Company incurred fees for these services of $0 and $0 respectively. Administrative support fees included in accounts payable and accrued expenses of the accompanying condensed balance sheets at June 30, 2021 and December 31, 2020, were $92,000 and $32,000, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers or directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

At June 30, 2021 and December 31, 2020, there were 2,290,042 and 2,422,878 shares, respectively, of Class A common stock issued and outstanding, excluding 15,209,958 and 15,077,122 shares, respectively, of Class A common stock subject to possible redemption. At June 30, 2021 and December 31, 2020, there were 4,375,000 shares of Class B convertible common stock issued and outstanding.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 7—STOCKHOLDERS’ EQUITY (CONT.)

Warrants (Cont.)—Once the warrants become exercisable, the Company may redeem the Public Warrants:

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 8—INCOME TAX

The Company’s net deferred tax asset at June 30, 2021, is as follows:

Deferred tax asset
Organizational costs/Start-up expenses	$110
Federal Net Operating Loss	129,038
Total deferred tax asset	129,148
Valuation allowance	(129,148)
Deferred tax asset, net of allowance	$—

The income tax benefit for the six months ended June 30, 2021, consists of the following:

Federal
Current	$—
Deferred	(129,148)

State
Current	$—
Deferred	—
Change in valuation allowance	129,148
Income tax benefit	$—

The provision for income taxes was deemed to be de minimis for the period from March 18, 2020 (inception) through December 31, 2020 and for the period ended June 30, 2020.

As of June 30, 2021 and December 31, 2020, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $616,944 and $248,381, respectively, available to offset future taxable income. These NOLs carryforward indefinitely. The NOLs may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. The amount of the annual limitation, if any, will generally be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

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

A reconciliation of the income tax rate to the Company’s effective tax rate at June 30, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	(23.2)%
Valuation allowance	2.2%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, and December 31, 2020, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$175,075,533	$175,075,533	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$7,962,500	$—	$—	$7,962,500

Warrant Liability – Private Placement Warrants	$5,540,535	$—	$—	$5,540,535

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$175,039,930	$175,039,930	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$8,925,000	$—	$—	$8,925,000

Warrant Liability – Private Placement Warrants	$6,273,000	$—	$—	$6,273,000

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (CONT.)

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

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between levels within the fair value hierarchy during the quarter ended June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of June 30, 2021	As of December 31, 2020
Stock price	$9.72	$9.49
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	22.99%	25.00%
Risk-free rate	0.07%	0.54%
Dividend yield	0.00%	0.00%
Probability of completing a Business Combination	70.00%	70.00%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of March 18, 2020 (inception)	$—	$—	$—
Initial measurement on September 30, 2020(1)	6,027,000	8,837,500	14,864,500
Change in fair value recognized in earnings	246,000	87,500	333,500
Fair value as of December 31, 2020	6,273,000	8,925,000	15,198,000
Change in fair value recognized in earnings	61,500	175,000	236,500
Fair value as of March 31, 2021	6,334,500	9,100,000	15,434,500
Change in fair value recognized in earnings	(793,965)	(1,137,500)	(1,931,465)
Fair value as of June 30, 2021	$5,540,535	$7,962,500	$13,503,035

(1)	There was no measurable difference in fair value between the date of our Initial Public Offering on September 24, 2020 and September 30, 2020.

NOTE 10—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2021, we had a net income of $1,749,188 and $1,328,356, respectively, which consists of interest income on marketable securities held in the Trust Account of $1,954 and $35,024, respectively, and a fair value adjustment on derivative liabilities of $1,931,465 and $1,694,965, respectively, offset by operating costs of $184,231 and $401,633, respectively. For the period March 18, 2020 (inception) through March 31, 2020 and June 30, 2020 we had a net loss of $525, which consisted of formation costs.

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

As of June 30, 2021, we had marketable securities held in the Trust Account of $175,075,533 (including $75,533 of interest income) consisting of shares of a money market fund that invests primarily of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we had not withdrawn any interest earned on the Trust Account.

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

As of June 30, 2021, we had cash of $1,626,583 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

For the six months ended June 30, 2021, cash used in operating activities was $378,645. Net income of $1,328,356 was affected by interest earned on marketable securities held in the Trust Account of $35,023, a change in fair value of derivative warrant liabilities of $1,694,965, and net decrease of changes in operating assets and liabilities of $22,987.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the average market price of the Company’s Class A common stock for the three and six months ended June 30, 2021 was below the Warrants’ $11.50 exercise price. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through June 30, 2021, our efforts were limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination, including the consummation of the Merger. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Accounting Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1a. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Form 10-K/A filed with the SEC on May 14, 2021 for the year ended December 31, 2020.

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

Summary of Risk Factors

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

●	Our public stockholders are relying on management to locate a suitable target business for a potential business combination. We may not be successful in identifying suitable and even if one is identified, no assurance can be provided that we will successfully negotiate and consummate a business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	We may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	Our public stockholders ability to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

Summary of Risk Factors (Continued)

●	Our public stockholders ability to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	Our public stockholders ability to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	If our stockholders fail to receive notice of our offer to redeem our Public Shares in connection with our business combination, or our stockholders fails to comply with the procedures for tendering their shares, such shares may not be redeemed.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers and directors which may raise potential conflicts of interest.

●	We will likely only be able to complete one business combination with the proceeds of the Initial Public Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. On November 5, 2020, the Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of June 30, 2021, 4,375,000 Founder Shares are issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1.	Underwriting Agreement between the Company and UBS Securities LLC and BTIG, LLC as representatives of the underwriters (1)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form S-1/A filed on August 6, 2020)
3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form S-1/A filed on August 6, 2020)
4.1	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Letter Agreement between the Company and PMV Consumer Acquisition Holding Company, LLC (1)
10.2	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company(1)
10.3	Subscription Agreement for private warrants between the Company and PMV Consumer Acquisition Holding Company, LLC(1)
10.4	Registration Rights Agreement between the Company and PMV Consumer Acquisition Company, LLC (1)
10.5	Administrative Services Agreement between the Company and PMV Consumer Delaware Management Partners LLC (1)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed September 25, 2020 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMV Consumer Acquisition Corp.

Date: July 30, 2021	By:	/s/ P. Kasper Jacobsen
	Name:	P. Kasper Jacobsen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2021	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)