Form 10-Q
period 2021-09-30
PMV Consumer Acquisition Corp.
filed 2021-10-28
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of October 28, 2021, there are 17,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,375,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(As Revised)
ASSETS
Current assets
Cash and cash equivalents	$1,570,693	$2,005,228
Prepaid expenses	139,015	262,516
Total Current Assets	1,709,708	2,267,744

Cash and marketable securities held in Trust Account	175,084,854	175,040,510
TOTAL ASSETS	$176,794,562	$177,308,254

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liability - accrued expenses	$205,746	$214,025

Deferred underwriting fee payable	6,125,000	6,125,000
Derivative warrant liabilities	10,054,568	15,198,000
Total Liabilities	16,385,314	21,537,025

Commitments and contingencies
Class A common stock subject to possible redemption, 17,500,000 shares issued and outstanding at redemption value of $10.00 per share as of September 30, 2021, and December 31, 2020	175,000,000	175,000,000

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized at September 30, 2021, and December 31, 2020	—	—
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,375,000 shares issued and outstanding as of September 30, 2021, and December 31, 2020	437	437
Additional paid-in capital	66	66
Accumulated deficit	(14,591,255)	(19,229,274)
Total Stockholders’ Equity (Deficit)	(14,590,752)	(19,228,771)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$176,794,562	$177,308,254

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020 (1)
General and administrative expenses	$111,294	$5,291	$399,783	$5,816
Franchise tax expense	36,831	108,000	149,974	108,000
Loss from operations	(148,125)	(113,291)	(549,757)	(113,816)

Other income (expense):
Interest earned on marketable securities held in Trust Account	9,321	2,426	44,344	2,426
Offering cost associated with warrants recorded as liabilities	—	(379,848)	—	(379,848)
Fair value adjustment on derivative warrant liabilities	3,448,467	—	5,143,432	—
Other income (expense)	3,457,788	(377,422)	5,187,776	(377,422)

Income (loss) before provision for income taxes	3,309,663	(490,713)	4,638,019	(491,238)
Provision for income taxes	—	—	—	—
Net income (loss)	$3,309,663	$(490,713)	$4,638,019	$(491,238)

Weighted average shares outstanding, of Class A common stock	17,500,000	1,346,154	17,500,000	621,827

Basic and diluted net income (loss) per share, Class A common stock	$0.15	$(0.09)	$0.21	$(0.10)

Weighted average shares outstanding, of Class B convertible common stock	4,375,000	4,375,000	4,375,000	4,375,000

Basic and diluted net income (loss) per share, Class B convertible common stock	$0.15	$(0.09)	$0.21	$(0.10)

(1)	For the period from March 18, 2020 (inception) through September 30, 2020

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

(As Revised)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	—	$—	4,375,000	$437	$66	$(19,229,274)	$(19,228,771)

Net loss	—	—	—	—	—	(420,832)	(420,832)

Balance – March 31, 2021	—	$—	4,375,000	$437	$66	$(19,650,106)	$(19,649,603)

Net income	—	—	—	—	—	1,749,188	1,749,188

Balance – June 30, 2021	—	$—	4,375,000	$437	$66	$(17,900,918)	$(17,900,415)

Net income	—	—	—	—	—	3,309,663	3,309,663

Balance – September 30, 2021	—	$—	4,375,000	$437	$66	$(14,591,255)	$(14,590,752)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

AND FOR THE PERIOD FROM MARCH 18, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

(As Revised)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance – March 18, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000

Net loss	—	—	—	—	—	(525)	(525)

Balance – March 31, 2020	—	$—	5,031,250	$503	$24,497	$(525)	$24,475

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2020	—	$—	5,031,250	$503	$24,497	$(525)	$24,475

Accretion for Class A common stock to redemption amount	—	—	—	—	(24,497)	(18,267,545)	(18,292,042)

Net loss	—	—	—	—	—	(490,713)	(490,713)

Balance September 30, 2020	—	$—	5,031,250	$503	$—	$(18,758,783)	$(18,758,280)

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(Unaudited)

	September 30,	September 30,
	2021	2020(1)
Cash Flows from Operating Activities:
Net income (loss)	$4,638,019	$(491,238)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(44,344)	(2,426)
Change in fair value of derivative warrant liability	(5,143,432)	—
Offering cost associated with warrants recorded as liabilities	—	379,848
Changes in operating assets and liabilities
Prepaid expenses	123,501	(37,429)
Accrued expenses	(8,279)	110,525
Net cash used in operating activities	(434,535)	(40,720)

Cash Flows from Investing Activities:
Proceeds from maturity of securities in Trust Account	175,073,579	—
Investment of cash in Trust Account	(175,073,579)	(175,000,000)
Net cash used in investing activities	—	(175,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	171,500,000
Proceeds from sale of Founder Shares	—	25,000
Proceeds from sale of Private Warrants	—	6,150,000
Proceeds from promissory note – related party	—	150,000
Proceeds from underwriter’s rebate	—	175,000
Payment of offering costs	—	(124,310)
Net cash provided by financing activities	—	177,875,690

Net Increase (Decrease) in Cash	(434,535)	2,834,970

Cash and cash equivalents – Beginning of period	2,005,228	—
Cash and cash equivalents – End of period	$1,570,693	$2,834,970

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption		$175,000,000
Offering costs included in accrued offering costs		$383,080
Deferred underwriting fee payable		$6,125,000

(1)	For the period from March 18, 2020 (inception) through September 30, 2020

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Offering costs amounted to $9,957,390, consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, of which $175,000 was offset with a credit paid by the Underwriter. In addition, at September 30, 2021, $1,570,693 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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
SEPTEMBER 30, 2021
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
SEPTEMBER 30, 2021
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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by September 24, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 24, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 14, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future interim periods.

Revision of Previously Issued Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for the quarter ended September 30, 2021, the Company concluded it should revise the amounts previously recorded as Class A common stock subject to possible redemption and components of stockholders’ equity including Class A common stock, Additional paid-in-capital, and Accumulated deficit. In the process of re-evaluating its financial statements, the Company revised its previously filed financial statements to classify all Class A common stock as temporary equity and to record accretion on the shares of Class A common stock in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The Company had previously classified 2,422,878 shares of Class A common stock as permanent equity as of December 31, 2020, which are now included in temporary equity. The accompanying statements of changes in stockholders’ equity (deficit) and cash flows no longer present the change in redeemable shares to align with the presentation of all Class A redeemable common stock as temporary equity.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculations to allocate net income/loss evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of stock share pro rata in the income/loss of the Company. There has been no change to the Company’s total assets, liabilities, or operating results.

The impact of the revision on the audited balance sheet as of December 31, 2020, is presented below.

Balance Sheet as of December 31, 2020 (Audited)	As Previously Reported	Revision Adjustment	As Revised
Class A common stock, $0.0001 par value; shares subject to possible redemption	$150,771,220	$24,228,780	$175,000,000

Stockholders’ Equity
Preferred stock, $0.0001 par value	$—	$—	$—
Class A common stock - $0.0001 par value	242	(242)	—
Class B convertible common stock - $0.0001 par value	437	—	437
Additional paid-in capital	5,961,059	(5,960,993)	66
Accumulated deficit	(961,729)	(18,267,545)	(19,229,274)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(24,228,780)	$(19,228,771)

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
SEPTEMBER 30, 2021
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

Marketable securities held in Trust Account

At September 30, 2021, and December 31, 2020, the assets held in the Trust Account were held primarily in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, and December 31, 2020, 17,500,000 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

As part of the revision of its financial statements, the Company has classified all of the shares of Class A common stock as temporary equity. Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of December 31, 2020, and September 30, 2021, are reconciled in the following table:

Gross proceeds	$175,000,000
Less:
Proceeds allocated to public warrants	(8,837,500)
Class A shares offering costs	(9,454,542)
Plus:
Accretion of carrying value to redemption value	18,292,042
Class A common stock subject to possible redemption	$175,000,000

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between temporary equity, stockholders’ equity (deficit) and expense. The portion of offering costs allocated to the public warrants has been charged to expense. The portion of the offering costs allocated to the public shares has been charged to temporary equity. On September 24, 2020, offering costs amounting to $9,957,390 (consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, net of a $175,000 credit paid by the Underwriter), was allocated as follows, $502,848 in offering costs was charged to expense and $9,454,542 was charged to temporary equity.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the average market price of the Company’s Class A common stock for the three and nine months ended September 30, 2021 was below the Warrants’ $11.50 exercise price and the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented. The Company has two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class B convertible common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares as long as a business combination is consummated. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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
SEPTEMBER 30, 2021
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

The over-allotment option was not exercised, consequently 656,250 Founder Shares were forfeited on November 5, 2020. As of September 30, 2021, and December 31, 2020, the issued and outstanding shares of Class B convertible common stock is 4,375,000 shares.

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
SEPTEMBER 30, 2021
(Unaudited)

NOTE 5—RELATED PARTY TRANSACTIONS (CONT.)

Promissory Note—Related Party

On June 16, 2020, the Sponsor agreed to loan the Company up to an aggregate of $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of (i) June 16, 2021, (ii) the completion of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. On October 13, 2020, the balance of $150,000 was repaid in full. As of September 30, 2021, and December 31, 2020, there was no outstanding balance under this promissory note.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2021, the Company incurred fees for these services of $30,000 and $90,000 respectively, and for the three months ended September 30, 2020, and the period March 18, 2020 (inception) through September 30, 2020, the Company incurred fees for these services of $2,000 and $2,000 respectively. Administrative support fees included in accounts payable and accrued expenses in the accompanying condensed balance sheets at September 30, 2021, and December 31, 2020, were $122,000 and $32,000, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers or directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, and December 31, 2020, there were no Working Capital Loans outstanding.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

At September 30, 2021, and December 31, 2020, there were 17,500,000 Class A common shares issued and outstanding, including 17,500,000 Class A common shares subject to possible redemption which have been reflected as temporary equity on the condensed balance sheets. At September 30, 2021, and December 31, 2020, there were 4,375,000 shares of Class B convertible common stock issued and outstanding.

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
SEPTEMBER 30, 2021
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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 8—INCOME TAX

The Company’s net deferred tax asset at September 30, 2021, is as follows:

Deferred tax asset
Organizational costs/Start-up expenses	$110
Federal Net Operating Loss	158,187
Total deferred tax asset	158,297
Valuation allowance	(158,297)
Deferred tax asset, net of allowance	$—

The income tax benefit for the nine months ended September 30, 2021, consists of the following:

Federal
Current	$—
Deferred	(158,297)

State
Current	$—
Deferred	—
Change in valuation allowance	158,297
Income tax benefit	$—

The provision for income taxes was deemed to be de minimis for the period from March 18, 2020 (inception) through December 31, 2020, and for the period ended September 30, 2020.

As of September 30, 2021, and December 31, 2020, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $753,794 and $248,381, respectively, available to offset future taxable income. These NOLs carryforward indefinitely. The NOLs may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. The amount of the annual limitation, if any, will generally be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

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

A reconciliation of the income tax rate to the Company’s effective tax rate at September 30, 2021, is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	(21.9)%
Valuation allowance	0.9%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and December 31, 2020, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$175,084,854	$175,084,854	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$5,929,000	$—	$—	$5,929,000

Warrant Liability – Private Placement Warrants	$4,125,568	$—	$—	$4,125,568

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$175,040,510	$175,040,510	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$8,925,000	$—	$—	$8,925,000

Warrant Liability – Private Placement Warrants	$6,273,000	$—	$—	$6,273,000

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between levels within the fair value hierarchy during the quarter ended September 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of September 30, 2021	As of December 31, 2020
Stock price	$9.78	$9.49
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	22.99%	25.00%
Risk-free rate	0.07%	0.54%
Dividend yield	0.00%	0.00%
Probability of completing a Business Combination	70.00%	70.00%

The following table presents the changes in the fair value of warrant liabilities:

	Private Warrants	Public Warrants	Total
Fair value as of March 18, 2020 (inception)	$—	$—	$—
Initial measurement on September 30, 2020(1)	6,027,000	8,837,500	14,864,500
Change in fair value recognized in earnings	246,000	87,500	333,500
Fair value as of December 31, 2020	6,273,000	8,925,000	15,198,000
Change in fair value recognized in earnings	61,500	175,000	236,500
Fair value as of March 31, 2021	6,334,500	9,100,000	15,434,500
Change in fair value recognized in earnings	(793,965)	(1,137,500)	(1,931,465)
Fair value as of June 30, 2021	5,540,535	7,962,500	13,503,035
Change in fair value recognized in earnings	(1,414,967)	(2,033,500)	(3,448,467)
Fair value as of September 30, 2021	$4,125,568	$5,929,000	$10,054,568

(1)	There was no measurable difference in fair value between the date of our Initial Public Offering on September 24, 2020, and September 30, 2020.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2021, we had a net income of $3,309,663 and $4,638,019, respectively, which consists of interest income on marketable securities held in the Trust Account of $9,321 and $44,344, respectively, and a fair value adjustment on derivative liabilities of $3,448,467 and $5,143,432, respectively, offset by operating costs of $148,125 and $549,758, respectively.

For the three months ended September 30, 2020, and the period March 18, 2020 (inception) through September 30, 2020, we had a net loss of $490,713 and $491,238, respectively, which consisted of interest income on marketable securities held in the Trust Account of $2,426 and $2,426, respectively offset by offering costs associated with warrants recorded as liabilities of $379,848 and $379,848, respectively, and operating costs of $113,291 and $113,816, respectively.

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

As of September 30, 2021, we had marketable securities held in the Trust Account of $175,084,854 (including $84,854 of interest income) consisting primarily of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we had not withdrawn any interest earned on the Trust Account.

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

As of September 30, 2021, we had cash of $1,570,693 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

For the nine months ended September 30, 2021, cash used in operating activities was $434,535. Net income of $4,638,019 was affected by interest earned on marketable securities held in the Trust Account of $44,344, a change in fair value of derivative warrant liabilities of $5,143,432, and net increase of changes in operating assets and liabilities of $115,223.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by September 24, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 24, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Critical Accounting Policies

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. Changes in redemption value are reflected in additional paid in capital, or in the absence of additional capital, in accumulated deficit. At all other times, common stock is classified as stockholders’ equity.

Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, and December 31, 2020, 17,500,000 Class A common shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

As part of the revision of its financial statements, the Company has classified all of the shares of Class A common stock as temporary equity (see Note 2). Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable shares of Class A common stock resulted in charges against paid-in capital and accumulated deficit.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the average market price of the Company’s Class A common stock for the three and nine months ended September 30, 2021 was below the Warrants’ $11.50 exercise price. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through September 30, 2021, our efforts were limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination, including the consummation of the Merger. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1a. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Form 10-K/A filed with the SEC on May 14, 2021, for the year ended December 31, 2020.

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

Summary of Risk Factors

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

●	Our public stockholders are relying on management to locate a suitable target business for a potential business combination. We may not be successful in identifying a suitable target and even if one is identified, no assurance can be provided that we will successfully negotiate and consummate a business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	We may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	Our public stockholders ability to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

Summary of Risk Factors (Continued)

●	Our public stockholders ability to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	Our public stockholders ability to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	If our stockholders fail to receive notice of our offer to redeem our Public Shares in connection with our business combination, or our stockholders fails to comply with the procedures for tendering their shares, such shares may not be redeemed.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers and directors which may raise potential conflicts of interest.

●	We will likely only be able to complete one business combination with the proceeds of the Initial Public Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

For a detailed disclosure of the risks relating to our operations, see the section titled “Risk Factors” appearing on pages 25 to 60 in our prospectus dated September 21, 2020, and as filed with the SEC on September 22, 2020, which is incorporated by reference herein. Except for the risk factors set forth below there have been no material changes to such risk factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. On November 5, 2020, the Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of September 30, 2021, 4,375,000 Founder Shares are issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

PMV Consumer Acquisition Corp.

Date: October 28, 2021	By:	/s/ P. Kasper Jacobsen
	Name:	P. Kasper Jacobsen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2021	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)