Form 10-Q/A
period 2020-09-30
PMV Consumer Acquisition Corp.
filed 2022-02-15
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

As of February 15, 2022, there are 17,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,375,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we”, “us”, “PMV”, the “Company” or “our company” are to PMV Consumer Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of PMV Consumer Acquisition Corp. as of and for the period ended September 30, 2020 (the “Relevant Period”), as filed with the Securities and Exchange Commission (“SEC”) on November 5, 2020 (the “Original Filing”). The restatement for the period ended September 30, 2020 is a result of the following errors:

●	The Company’s accounting for a portion of its Class A common stock subject to possible redemption as temporary equity rather than permanent equity; and

●	The Company’s accounting for its outstanding warrants issued in connection with its initial public offering in September 2020 as components of equity instead of as derivative liabilities.

Accounting for Class A common stock subject to possible redemption:

On September 24, 2020, the Company consummated its Initial Public Offering (“IPO”) of 17,500,000 units (the “Units”, and with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at an offering price of $10.00 per Unit, generating gross proceeds of $175.00 million. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) of 6,150,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with PMV Consumer Acquisition Holding Company, LLC (the “Sponsor”), generating gross proceeds of approximately $6.15 million.

On October 28, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 2021 Form 10-Q”), which included Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Public Shares issued in the Company’s IPO on September 24, 2020. Upon its IPO, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. As described in Note 2, the Company’s management re-evaluated its previously held view that classification of $5,000,001 in permanent equity was appropriate, and determined that all of the Public Shares should be reclassified to temporary equity on its balance sheet. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share to allocate net income (loss) pro-rata to all Public Shares and Class B convertible common stock.

However, the Company determined at the time that this error was not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously filed financial statements in Note 2 to its Q3 2021 Form 10-Q. Subsequently, as described below, management determined that the prior classification of a portion of Class A common stock as temporary equity was a material error. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on December 15, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited financial statements as of December 31, 2020, as previously restated in the Company’s Annual Report on Form 10-K/A No. 1, filed with the SEC on May 14, 2021 (“2020 Form 10-K/A No. 1”, or the “Amendment”), (ii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020, as previously revised in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 17, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on July 30, 2021, and (v) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on October 28, 2021 (collectively, the “Affected Periods”), should be restated to report all Class A common stock as temporary equity (and other related changes) and should no longer be relied upon.

As such, the Company will restate the audited financial statements included in the 2020 Form 10-K/A No. 1 in an amendment to its Annual Report on Form 10-K/A as of and for the period ended December 31, 2020 (“2020 Form 10-K/A No. 2”). The Company will restate the unaudited interim financial statements for the quarterly periods ended September 30, 2020 (“Q3 2020 Form 10-Q/A”), March 31, 2021 (“Q1 2021 Form 10-Q/A”), June 30, 2021 (“Q2 2021 Form 10-Q/A”) and footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Q3 2021 Form 10-Q (“Q3 2021 Form 10-Q/A”) in a separate Quarterly Report on Form 10-Q/A for each period.

The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I of the Q3 2021 Form 10-Q/A.

Accounting for warrants:

On May 14, 2021, the Company filed the Amendment to amend its Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 11, 2021, to restate (i) its financial statements as of and for the period ended December 31, 2020 and (ii) its financial statements as of September 30, 2020. The Company did not amend its previously filed Quarterly Report on Form 10-Q for September 30, 2020, the restatement and its related impact were described in footnote 2 of the notes to the financial statements included in the Amendment. The financial information that was previously filed or otherwise reported for the period ended September 30, 2020 was superseded by the information in the Amendment.

The Amendment details that the restatement resulted from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in September 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

As described above, on December 15, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020, as previously restated in the 2020 Form 10-K/A No. 1, should be restated and reissued to correct the accounting for Class A common stock subject to possible redemption as temporary equity. In connection with the restatement and reissuance of the 2020 Form 10-Q/A for that matter, the Company’s management and audit committee concluded that the 2020 Form 10-Q/A should be further restated to reflect the warrant accounting restatement (and related changes) described in brief in the paragraph above and in detail in the Amendment. The 2020 Form 10-Q/A will reflect the outstanding warrants as derivative liabilities rather than as components of equity, conforming to the presentation in footnote 2 of the 2020 Form 10-K/A No. 1.

Items Amended:

The following items are amended in this Amendment: (i) Part I, Item 1. Financial Statements; (ii) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part I, Item 4. Controls and Procedures; (iv) Part II, Item 1a. Risk Factors; and (v) Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its principal executive and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1 and 32.1.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Filing. In addition, the information contained in this amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update the disclosures therein, except as specifically identified above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing. Unless the context otherwise requires, references to “warrants” in this Amendment No. 1 refers to both PMV’s public warrants and PMV’s Private Placement Warrants (as defined herein).

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

i

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2020
(Unaudited)

(As Restated)

ASSETS
Current assets:
Cash and cash equivalents	$2,834,970
Prepaid expenses	37,429
Total current assets	2,872,399

Cash and marketable securities held in Trust Account	175,002,426
TOTAL ASSETS	$177,874,825

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,525
Accrued offering costs	383,080
Franchise taxes payable	108,000
Promissory note – related party	150,000
Total current liabilities	643,605

Deferred underwriting fee payable	6,125,000
Derivative warrant liabilities	14,864,500
Total Liabilities	21,633,105

Commitments and Contingencies
Class A common stock subject to possible redemption, 17,500,000 shares at redemption value of $10.00 per share	175,000,000

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized	—
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 5,031,250 shares issued and outstanding (1)	503
Additional paid-in capital	—
Accumulated deficit	(18,758,783)
Total Stockholders’ Equity (Deficit)	(18,758,280)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$177,874,825

(1)	Includes an aggregate of up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

 PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

(As Restated)

	Three Months Ended September 30, 2020	March 18, 2020 (inception) Through September 30, 2020
General and administrative expenses	$5,291	$5,816
Franchise tax expense	108,000	108,000
Loss from operations	(113,291)	(113,816)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,426	2,426
Offering costs associated with warrants recorded as liabilities	(379,848)	(379,848)
Other income (expense)	(377,422)	(377,422)

Loss before provision for income taxes	(490,713)	(491,238)
Provision for income taxes	—	—
Net loss	$(490,713)	$(491,238)

Weighted average shares outstanding, of Class A common stock	1,346,154	621,827

Basic and diluted net loss per share, Class A common stock	$(0.09)	$(0.10)

Weighted average shares outstanding, of Class B convertible common stock (1)	4,375,000	4,375,000

Basic and diluted net loss per share, Class B convertible common stock	$(0.09)	$(0.10)

(1)	Excludes an aggregate of up to 656,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 6). On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
AND FOR THE PERIOD FROM MARCH 18, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

(As Restated)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance – March 18, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000

Net loss	—	—	—	—	—	(525)	(525)

Balance – March 31, 2020 (Unaudited)	—	$—	5,031,250	$503	$24,497	$(525)	$24,475

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2020 (Unaudited)	—	$—	5,031,250	$503	$24,497	$(525)	$24,475

Accretion for Class A common stock to redemption amount	—	—	—	—	(24,497)	(18,267,545)	(18,292,042)

Net loss	—	—	—	—	—	(490,713)	(490,713)

Balance -September 30, 2020 (Unaudited) (As Restated)	—	$—	5,031,250	$503	$—	$(18,758,783)	$(18,758,280)

(1)	Includes an aggregate of up to 656,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 6). On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 6)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD MARCH 18, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
(Unaudited)

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(491,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,426)
Offering costs associated with warrants recorded as liabilities	379,848
Changes in operating assets and liabilities:
Prepaid expenses	(37,429)
Accrued expenses	110,525
Net cash used in operating activities	(40,720)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,000,000)
Net cash used in Investing Activities	(175,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	171,500,000
Proceeds from sale of Founder Shares	25,000
Proceeds from sale of Private Warrants	6,150,000
Proceeds from promissory note – related party	150,000
Proceeds from underwriter’s rebate	175,000
Payment of offering costs	(124,310)
Net cash provided by financing activities	177,875,690

Net Change in Cash	2,834,970
Cash and cash equivalents – Beginning of period	—
Cash and cash equivalents – End of period	$2,834,970

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$383,080
Deferred underwriting fee payable	$6,125,000

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

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, as amended (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote the Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction, or do not vote at all.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, except as to any claims by a third party who executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Accounting for Class A common stock subject to possible redemption:

The Company concluded it should restate its previously issued financial statements to classify all Class A common stock in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize a re-measurement adjustment from the initial book value to redemption value at the time of its Initial Public Offering.

Accounting for warrants:

In connection with the restatement and reissuance of the previously issued financial statements for the Class A common stock classification error described above, the Company concluded that its previously issued financial statements should be restated to reflect the warrant accounting restatement (and related changes) described in footnote 2 of the Company’s Annual Report on Form 10-K/A No. 1, filed with the SEC on May 14, 2021, which superseded the previously issued Form 10-Q for the period ended September 30, 2020.

The Company previously accounted for its outstanding Public Warrants and Private Placement Warrants as components of equity instead of as derivative liabilities. Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company should reclassify the warrants as derivative liabilities, with changes in fair value recognized in earnings each period.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONT.)

Impact of the Restatements

The impact of the restatements on the balance sheet, statements of operations and statement of cash flows for the Relevant Period is presented below. The restatements had no impact on net cash flows from operating, investing or financing activities.

	As of September 30, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$177,874,825	$-	$177,874,825
Liabilities and stockholders’ equity
Total current liabilities	$643,605	$-	$643,605
Deferred underwriting commissions	6,125,000	-	6,125,000
Derivative warrant liabilities	-	14,864,500	14,864,500
Total liabilities	6,768,605	14,864,500	21,633,105
Class A common stock subject to possible redemption, at redemption value of $10.00 per share	166,106,210	8,893,790	175,000,000
Stockholders’ equity (deficit)
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	89	(89)	-
Class B common stock - $0.0001 par value	503	-	503
Additional paid-in-capital	5,110,808	(5,110,808)	-
Accumulated deficit	(111,390)	(18,647,393)	(18,758,783)
Total stockholders’ equity (deficit)	5,000,010	(23,758,290)	(18,758,280)
Total liabilities and stockholders’ equity (deficit)	$177,874,825	$-	$177,874,825

	For the Three Months Ended September 30, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(113,291)	$-	$(113,291)
Other (expense) income:
Interest earned on investments held in Trust Account	2,426	-	2,426
Change in fair value on derivative warrant liabilities	-	-	-
Offering costs associated with warrants recorded as liabilities	-	(379,848)	(379,848)
Total other (expense) income	2,426	(379,848)	(377,422)
Net loss	$(110,865)	$(379,848)	$(490,713)

Weighted-average shares outstanding, of Class A common stock	17,500,000	(16,153,846)	1,346,154
Basic and Diluted net loss per share, Class A common stock	$0.00	$(0.09)	$(0.09)
Weighted-average shares outstanding, of Class B convertible common stock	4,375,000	-	4,375,000
Basic and Diluted net loss per share, Class B convertible common stock	$(0.03)	$(0.06)	$(0.09)

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONT.)

Impact of the Restatements (Cont.)

	For the period from March 18, 2020 (inception) through September 30, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(113,816)	$-	$(113,816)
Other (expense) income:
Interest earned on investments held in Trust Account	2,426	-	2,426
Change in fair value on derivative warrant liabilities	-	-	-
Offering costs associated with warrants recorded as liabilities	-	(379,848)	(379,848)
Total other (expense) income	2,426	(379,848)	(377,422)
Net loss	$(111,390)	$(379,848)	$(491,238)

Weighted-average shares outstanding, of Class A common stock	17,500,000	(16,878,173)	621,827
Basic and Diluted net loss per share, Class A common stock	$0.00	$(0.10)	$(0.10)
Weighted-average shares outstanding, of Class B convertible common stock	4,375,000	-	4,375,000
Basic and Diluted net loss per share, Class B convertible common stock	$(0.03)	$(0.07)	$(0.10)

	For the period from March 18, 2020 (inception) through September 30, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$(111,390)	$(379,848)	$(491,238)
Adjustment to reconcile net loss to net cash used in operating activities	70,670	379,848	450,518
Net cash used in operating activities	(40,720)	-	(40,720)
Net cash used in investing activities	(175,000,000)	-	(175,000,000)
Net cash provided by financing activities	177,875,690	-	177,875,690
Non-Cash Investing and Financing Activities
Initial classification of Class A common stock subject to possible redemption	$166,224,660	$(166,224,660)	$-

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

 NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Marketable securities held in Trust Account

At September 30, 2020, the assets held in the Trust Account were held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, 17,500,000 shares of Class A common stock subject to possible redemption, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Company has classified all of the shares of Class A common stock as temporary equity. Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the balance sheet as of September 30, 2020, are reconciled in the following table:

Gross proceeds	$175,000,000
Less:
Proceeds allocated to public warrants	(8,837,500)
Class A shares offering costs	(9,454,542)
Plus:
Accretion of carrying value to redemption value	18,292,042
Class A common stock subject to possible redemption	$175,000,000

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Income Taxes (Cont.)

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the average market price of the Company’s Class A common stock for the three months ended September 30, 2020 and the period from March 18, 2020 (Inception) to September 30, 2020, was below the Warrants’ $11.50 exercise price and the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented. The Company has two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class B convertible common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares as long as a business combination is consummated. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 4—INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,500,000 Units at a price of $10.00 per Unit. Each consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5—PRIVATE PLACEMENT

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

NOTE 6—RELATED PARTY TRANSACTIONS

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

As of September 30, 2020 the over-allotment option has not been exercised, consequently 656,250 Founder Shares may be forfeited. As of September 30, 2020, the issued and outstanding shares of Class B convertible common stock is 5,031,250 shares.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 6—RELATED PARTY TRANSACTIONS (CONT.)

Founder Shares (Cont.)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers or directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2020, there were no Working Capital Loans.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

NOTE 8—STOCKHOLDERS’ EQUITY (DEFICIT)

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 8—STOCKHOLDERS’ EQUITY (DEFICIT) (CONT.)

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

At September 30, 2020, there were 17,500,000 shares of Class A common stock issued and outstanding, including 17,500,000 shares of Class A common stock subject to possible redemption which have been reflected as temporary equity on the condensed balance sheet. At September 30, 2020, there were 5,031,250 shares of Class B convertible common stock issued and outstanding, of which 656,250 shares were subject to forfeiture if the over-allotment option (previously discussed in Note 6) is not exercised in full or in part by the underwriters.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 8—STOCKHOLDERS’ EQUITY (DEFICIT) (CONT.)

Warrants (Cont.) – The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

NOTE 9—FAIR VALUE MEASUREMENTS

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

NOTE 9—FAIR VALUE MEASUREMENTS (CONT.)

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$175,002,426	$175,002,426	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$8,837,500	$—	$—	$8,837,500

Warrant Liability – Private Placement Warrants	$6,027,000	$—	$—	$6,027,000

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting. There were no transfers between levels within the fair value hierarchy during the period ended September 30, 2020.

The following table provides quantitative information regarding Level 3 fair value measurements:

As of September 30, 2020 (Initial Measurement)
Stock price	$9.50
Strike price	$11.50
Term (in years)	5.0
Volatility	25.00%
Risk-free rate	0.41%
Dividend yield	0.00%
Probability of completing a Business Combination	70.00%

The following table presents the changes in the fair value of warrant liabilities:

	Private Warrants	Public Warrants	Total
Fair value as of March 18, 2020 (inception)	$—	$—	$—
Initial measurement on September 30, 2020(1)	6,027,000	8,837,500	14,864,500
Change in fair value recognized in earnings	—	—	—
Fair value as of September 30, 2020	$6,027,000	$8,837,500	$14,864,500

(1)	There was no measurable difference in fair value between the date of our Initial Public Offering on September 24, 2020, and September 30, 2020.

NOTE 10—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than the restatements discussed in Note 2.

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

For the period March 18, 2020 (inception) through September 30, 2020, cash used in operating activities was $40,720. Net loss $491,238 was affected by interest earned on marketable securities held in the Trust Account of $2,426, costs associated with warrant liabilities of $379,848, and net increase of changes in operating assets and liabilities of $73,096.

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

Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, 17,500,000 Class A common shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

As part of the restatement of its financial statements, the Company has classified all of the shares of Class A common stock as temporary equity (see Note 2). Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable shares of Class A common stock resulted in charges against paid-in capital and accumulated deficit.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended  September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, management did implement changes in internal control over financial reporting during the second quarter of 2021 designed to remediate the presentation of the Company’s warrants as equity instead of liability, and during the fourth quarter of 2021 designed to remediate the presentation of the Company’s restatement of Class A common stock from equity to temporary equity.

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

Summary of Risk Factors

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

●	Our public stockholders are relying on management to locate a suitable target business for a potential business combination. We may not be successful in identifying suitable and even if one is identified, no assurance can be provided that we will successfully negotiate and consummate a business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	We may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

Summary of Risk Factors (Continued)

●	Our public stockholders ability to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	Our public stockholders ability to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	Our public stockholders ability to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	If our stockholders fail to receive notice of our offer to redeem our Public Shares in connection with our business combination, or our stockholders fails to comply with the procedures for tendering their shares, such shares may not be redeemed.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers and directors which may raise potential conflicts of interest.

●	We will likely only be able to complete one business combination with the proceeds of the Initial Public Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	We will likely only be able to complete one business combination with the proceeds of the Initial Public Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

●	The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a “going concern.”

●	We have identified a material weakness in our internal control over financial reporting.

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

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of the material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2020. See “Note 2-Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. We have taken a number of measures to remediate the material weakness described herein. However, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of a material weakness in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

As a result, included on our balance sheet as of September 30, 2020, and contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s ("FASB") Accounting Standards Update ("ASU") 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 24, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding, of which an aggregate of up to 656,250 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As of the date of these financial statements the over-allotment option had not been exercised. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q/A.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

PMV Consumer Acquisition Corp.

Date: February 15, 2022	By:	/s/ P. Kasper Jacobsen
	Name:	P. Kasper Jacobsen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 15, 2022	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)