Form 10-K/A
period 2020-12-31
PMV Consumer Acquisition Corp.
filed 2022-02-15
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of February 15, 2022, there were 17,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,375,000 shares of Class B convertible common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated September 21, 2020, as filed with the Securities and Exchange Commission on September 22, 2020, pursuant to Rule 424(b)(4) (SEC File No. (333-241670) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we”, “us”, “PMV”, the “Company” or “our company” are to PMV Consumer Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K/A No. 1 of PMV Consumer Acquisition Corp. as of and for the period ended December 31, 2020 (the “Relevant Period”), as filed with the Securities and Exchange Commission (“SEC”) on May 14, 2021 (the “First Amended Filing”). The restatement for the period ended December 31, 2021 is a result of the following error:

●	The Company’s accounting for a portion of its Class A common stock subject to possible redemption as temporary equity rather than permanent equity.

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

i

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

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Filing. In addition, the information contained in this amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update the disclosures therein, except as specifically identified above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing. Unless the context otherwise requires, references to “warrants” in this Amendment No. 2 refers to both PMV’s public warrants and PMV’s Private Placement Warrants (as defined herein).

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

PMV CONSUMER ACQUISITION CORP.

FORM 10-K

v

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K/A (the “Form 10-K/A”), references to the “Company” and to “we,” “us,” and “our” refer to PMV Consumer Acquisition Corp.

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

●	Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.
●	Our independent registered public accounting firm’s issuing a report containing an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	We have identified a material weakness in our internal control over financial reporting.

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

As described elsewhere in this Annual Report on Form 10-K/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of the material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2020. See “Note 2-Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Annual Report on Form 10-K/A. We have taken a number of measures to remediate the material weakness described herein. However, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of a material weakness in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

As a result, included on our balance sheet as of December 31, 2020, and contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. The Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of September 30, 2020, 4,375,000 Founder Shares are issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Of the gross proceeds received from the Initial Public Offering, the sale of the Private Warrants, $175,000,000 was placed in the Trust Account. We paid a total of $3,500,000 in underwriting discounts and commissions and $332,390 for other costs and expenses related to the Initial Public Offering, net of a $175,000 credit paid by the Underwriter. In addition, the underwriters agreed to defer $6,125,000 in underwriting discounts and commissions

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References throughout this Amendment No. 2 to the Annual Report on Form 10-K/A to “we”, “us”, “PMV”, the “Company” or “our company” are to PMV Consumer Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of PMV Consumer Acquisition Corp. as of and for the period ended December 31, 2020 (the “Relevant Period”), as filed with the Securities and Exchange Commission (“SEC”) on May 14, 2021 (the “First Amended Filing”). The restatement for the period ended December 31, 2020 is a result of the following error:

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K/A including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the average market price of the Company’s Class A common stock for the Period Ended December 31, 2020 was below the Warrants’ $11.50 exercise price. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended  December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, management did implement changes in internal control over financial reporting during the second quarter of 2021 designed to remediate the presentation of the Company’s warrants as equity instead of liability, and during the fourth quarter of 2021 designed to remediate the presentation of the Company’s restatement of Class A common stock from equity to temporary equity.

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

During the period ended December 31, 2020, our compensation committee did not hold any meetings.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Certificate of Incorporation.*
3.2	Certificate of Amendment to Certificate of Incorporation*
3.3	Bylaws*
4.1	Specimen Unit Certificate.**
4.2	Specimen Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.***
4.5	Description of Registrant’s Securities.
10.1	Form of Letter Agreement from each of the Registrant’s initial stockholders, officers and directors.***
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.***
10.3	Registration Rights Agreement***
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registrant’s Current Report Form S-1 filed on August 6, 2020. (SEC File No. 333-241670).
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on August 17, 2020 (SEC File Nos. 333-241670).
***	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 25, 2020

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of February, 2022.

PMV CONSUMER ACQUISITION CORP.

By:	/s/ P. Kasper Jakobsen
P. Kasper Jakobsen
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ P. Kasper Jakobsen	Chairman and Chief Executive Officer	February 15, 2022
P. Kasper Jakobsen	(Principal Executive Officer)

/s/ Joseph A. Gabelli	President	February 15, 2022
Joseph A. Gabelli

/s/ John N. Givissis	Senior Vice President and Chief Accounting Officer	February 15, 2022
John N. Givissis	(Principal accounting and financial officer)

/s/ Peter D. Goldstein	Executive Vice President	February 15, 2022
Peter D. Goldstein

/s/ Clarence A. Davis	Director	February 15, 2022
Clarence A. Davis

/s/ Susan V. Watson	Director	February 15, 2022
Susan V. Watson

/s/ Daniel E. Zucchi	Director	February 15, 2022
Daniel E. Zucchi

/s/ Douglas R. Jamieson	Non-Executive Chairman	February 15, 2022
Douglas R. Jamieson

PMV CONSUMER ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PMV Consumer Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of PMV Consumer Acquisition Corp (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from March 18, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from March 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by September 24, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

May 14, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is February 15, 2022

PMV CONSUMER ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020
(As Restated)

ASSETS
Current assets
Cash and cash equivalents	$2,005,228
Prepaid expenses	262,516
Total Current Assets	2,267,744

Cash and marketable securities held in Trust Account	175,040,510
TOTAL ASSETS	$177,308,254

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liability - accrued expenses	$214,025

Deferred underwriting fee payable	6,125,000
Derivative warrant liabilities	15,198,000
Total Liabilities	21,537,025

Commitments and contingencies
Class A common stock subject to possible redemption, 17,500,000 shares at redemption value of $10.00 per share	175,000,000

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized	—
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,375,000 shares issued and outstanding (1)	437
Additional paid-in capital	66
Accumulated deficit	(19,229,274)
Total Stockholders’ Equity (Deficit)	(19,228,771)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$177,308,254

(1)	Excludes 656,250 shares of Class B common stock subsequently forfeited due to non-exercise of the over-allotment option by the underwriters (see Note 6). On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B common stock (see Note 6). All shares and associated amounts have been retroactively restated.

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

General and administrative expenses	$130,891
Franchise tax expense	158,000
Loss from operations	(288,891)

Other income (expense):
Interest earned on marketable securities held in Trust Account	40,510
Fair value adjustment on derivative warrant liabilities	(333,500)
Offering cost associated with warrants recorded as liabilities	(379,848)
Other expense	(672,838)

Loss before provision for income taxes	(961,729)
Provision for income taxes	—
Net loss	$(961,729)

Weighted average shares outstanding, of Class A common stock	5,994,810

Basic and diluted net loss per share, Class A common stock	$(0.09)

Weighted average shares outstanding, of Class B convertible common stock (1)	4,375,000

Basic and diluted net loss per share, Class B convertible common stock	$(0.09)

(1)	Excludes 656,250 shares of Class B common stock subsequently forfeited due to non-exercise of the over-allotment option by the underwriters (see Note 6). On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B common stock (see Note 6). All shares and associated amounts have been retroactively restated.

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance – March 18, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000

Accretion for Class A common stock to redemption amount	—	—	—	—	(24,497)	(18,267,545)	(18,292,042)

Founder Shares forfeited due to non-exercise of over-allotment option	—	—	(656,250)	(66)	66	—	—

Net loss	—	—	—	—	—	(961,729)	(961,729)

Balance -December 31, 2020 (As Restated)	—	$—	4,375,000	$437	$66	$(19,229,274)	$(19,228,771)

(1)	Excludes 656,250 shares of Class B common stock subsequently forfeited due to non-exercise of the over-allotment option by the underwriters (see Note 6). On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B common stock (see Note 6). All shares and associated amounts have been retroactively restated.

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

Offering costs amounted to $9,957,390 (consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, of which $175,000 was offset with a credit paid by the Underwriter, was allocated as follows, $379,848 in offering costs, (net of excess proceeds from private placement warrants over fair value of $123,000), was charged to expense and $9,454,542 was charged to stockholders’ equity. In addition, at December 31, 2020, $2,005,228 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants, including the Private Warrants. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001, either immediately prior to or upon such consummation of a Business Combination and, solely if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination.

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

	As of December 31, 2020
	As Previously Reported on Form 10-K/A No. 1	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$177,308,254	$-	$177,308,254
Liabilities and stockholders’ equity (deficit)
Total current liabilities	$214,025	$-	$214,025
Deferred underwriting commissions	6,125,000	-	6,125,000
Derivative warrant liabilities	15,198,000	-	15,198,000
Total liabilities	21,537,025	-	21,537,025
Class A common stock subject to possible redemption, at redemption value of $10.00 per share	150,771,220	24,228,780	175,000,000
Stockholders’ equity (deficit)
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	242	(242)	-
Class B common stock - $0.0001 par value	437	-	437
Additional paid-in-capital	5,961,059	(5,960,993)	66
Accumulated deficit	(961,729)	(18,267,545)	(19,229,274)
Total stockholders’ equity (deficit)	5,000,009	(24,228,780)	(19,228,771)
Total liabilities and stockholders’ equity (deficit)	$177,308,254	$-	$177,308,254

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONT.)

	For the Period from March 18, 2020 (inception) through December 31, 2020
	As Previously Reported on Form 10-K/A No. 1	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(288,891)	$-	$(288,891)
Other (expense) income:
Interest earned on investments held in Trust Account	40,510	-	40,510
Change in fair value on derivative warrant liabilities	(333,500)	-	(333,500)
Offering cost associated with warrants recorded as liabilities	(379,848)	-	(502,848)
Total other (expense) income	(672,838)	-	(672,838)
Net loss	$(961,729)	$-	$(961,729)

Weighted-average shares outstanding, of Class A common stock	17,500,000	(8,032,787)	9,467,213
Basic and Diluted net loss per share, Class A common stock	$-	$(0.09)	$(0.09)
Weighted-average shares outstanding, of Class B convertible common stock	4,375,000	-	4,375,000
Basic and Diluted net loss per share, Class B convertible common stock	$(0.22)	$0.13	$(0.09)

	For the Period from March 18, 2020 (inception) through December 31, 2020
	As Previously Reported on Form 10-K/A No. 1	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(961,729)	$-	$(961,729)
Adjustment to reconcile net loss to net cash used in operating activities	624,347	-	624,347
Net cash used in operating activities	(337,382)	-	(337,382)
Net cash used in investing activities	(175,000,000)	-	(175,000,000)
Net cash provided by financing activities	177,342,610	-	177,342,610
Non-Cash Investing and Financing Activities
Initial classification of Class A common stock subject to possible redemption	$150,771,220	$(150,771,220)	$-

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

At December 31, 2020, the assets held in Trust Account were held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 17,500,000 shares of Class A common stock subject to possible redemption, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

The Company has classified all of the shares of Class A common stock as temporary equity. Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the balance sheet as of December 31, 2020, are reconciled in the following table:

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net loss per common share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the average market price of the Company’s Class A common stock for the period from March 18, 2020 (Inception) to December 31, 2020, was below the Warrants’ $11.50 exercise price and the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented. The Company has two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class B convertible common stock (the “Founder Shares”). Earnings and losses are shared pro-rata between the two classes of shares as long as a business combination is consummated. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,150,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $6,150,000. Each Private Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7. COMMITMENTS AND CONTINGENCIES (CONT.)

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

At December 31, 2020, there were 17,500,000 shares of Class A common stock issued and outstanding, including 17,500,000 shares of Class A common stock subject to possible redemption which have been reflected as temporary equity on the condensed balance sheet. At December 31, 2020, there were 4,375,000 shares of Class B convertible common stock issued and outstanding, net of 656,250 shares forfeited due to the over-allotment option (previously discussed in Note 6) not being exercised in full or in part by the underwriters.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 8. STOCKHOLDERS’ EQUITY (CONT.)

Warrants (Cont.) —Under the terms of the warrant agreement, the Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the shares of Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 60 days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part:
●	at a price of $0.01 per warrant;
●	upon not less than 30 days prior written notice of redemption;
●	if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to adjustment as described below) for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and
●	If, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

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

 PMV CONSUMER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 8. STOCKHOLDERS’ EQUITY (CONT.)

Warrants (Cont.) —In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to our Sponsor, initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummated an initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which we issue the additional shares of common stock or equity-linked securities, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the greater of (i) the Market Value or (ii) the price at which we issue the additional shares of common stock or equity-linked securities.

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

As of December 31, 2020, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $248,381 available to offset future taxable income. These NOLs carryforward indefinitely. The NOLs may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. The amount of the annual limitation, if any, will generally be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

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

The Company utilizes a Monte Carlo simulation model to value the Public Warrant and Private Placement Warrant liability at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the restatement discussed in Note 2.