Form 10-Q/A
period 2021-03-31
PMV Consumer Acquisition Corp.
filed 2022-02-15
CIK 1807765

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

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of PMV Consumer Acquisition Corp. as of and for the period ended March 31, 2021 (the “Relevant Period”), as filed with the Securities and Exchange Commission (“SEC”) on May 17, 2021 (the “Original Filing”). The restatement for the period ended March 31, 2021 is a result of the following error:

●	The Company’s accounting for a portion of its Class A common stock subject to possible redemption as temporary equity rather than permanent equity

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

After re-evaluation, the Company’s management has concluded that in light of the error described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I of the Q3 2021 Form 10-Q/A.

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

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2021

TABLE OF CONTENTS

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED BALANCE SHEETS
(As Restated)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,745,195	$2,005,228
Prepaid expenses	210,647	262,516
Total Current Assets	1,955,842	2,267,744

Cash and marketable securities held in Trust Account	175,073,580	175,040,510
TOTAL ASSETS	$177,029,422	$177,308,254

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liability - accrued expenses	$119,525	$214,025

Deferred underwriting fee payable	6,125,000	6,125,000
Derivative warrant liabilities	15,434,500	15,198,000
Total Liabilities	21,679,025	21,537,025

Commitments and contingencies
Class A common stock subject to possible redemption, 17,500,000 shares at redemption value of $10.00 per share	175,000,000	175,000,000

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized	—	—
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,375,000 shares issued and outstanding(1)	437	437
Additional paid-in capital	66	66
Accumulated deficit	(19,650,106)	(19,229,274)
Total Stockholders’ Equity (Deficit)	(19,649,603)	(19,228,771)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$177,029,422	$177,308,254

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)
(As Restated)

	For the Three Months Ended March 31,
	2021	2020(1)

General and administrative expenses	$167,428	$525
Franchise tax expense	49,974	—
Loss from operations	(217,402)	(525)

Other income (expense):
Interest earned on marketable securities held in Trust Account	33,070	—
Fair value adjustment on derivative warrant liabilities	(236,500)	—
Other income (expense)	(203,430)	—

Loss before provision for income taxes	(420,832)	$(525)
Provision for income taxes	—	—
Net loss	$(420,832)	$(525)

Weighted average shares outstanding, of Class A common stock	17,500,000	—

Basic and diluted net loss per share, Class A common stock	$(0.02)	$—

Weighted average shares outstanding, of Class B convertible common stock(2)	4,375,000	4,375,000

Basic and diluted net loss per share, Class B convertible common stock	$(0.02)	$(0.00)

(1)	For the period from March 18, 2020 (inception) to March 31, 2020

(2)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

(As Restated)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	—	$—	4,375,000	$437	$66	$(19,229,274)	$(19,228,771)

Net loss	—	—	—	—	—	(420,832)	(420,832)

Balance - March 31, 2021 (Unaudited)	—	$—	4,375,000	$437	$66	$(19,650,106)	$(19,649,603)

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 18, 2020 (INCEPTION) TO MARCH 31, 2020

(Unaudited)

(As Restated)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance - March 18, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000

Net loss	—	—	—	—	—	(525)	(525)

Balance - March 31, 2020 (Unaudited)	—	$—	5,031,250	$503	$24,497	$(525)	$24,475

(1)	Includes an aggregate of up to 656,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 6). On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 6)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(As Restated)

	For the Three Months Ended March 31,
	2021	2020(1)

Cash Flows from Operating Activities:
Net loss	$(420,832)	$(525)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(33,070)	—
Change in fair value of derivative warrant liability	236,500	—
Changes in operating assets and liabilities
Prepaid expenses	51,869	—
Accrued expenses	(94,500)	525
Net cash used in operating activities	(260,033)	—

Cash Flows from Investing Activities:
Proceeds from maturity of securities in Trust Account	175,073,579	—
Investment of cash in Trust Account	(175,073,579)	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from sale of Founder Shares	—	25,000
Net cash provided by financing activities	—	25,000

Net Change in Cash	(260,033)	25,000
Cash and cash equivalents – Beginning of period	2,005,228	—
Cash and cash equivalents – End of period	$1,745,195	$25,000

(1)	For the period from March 18, 2020 (inception) to March 31, 2020

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

	As of March 31, 2021 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$177,029,422	$-	$177,029,422
Liabilities and stockholders’ equity
Total current liabilities	$119,525	$-	$119,525
Deferred underwriting commissions	6,125,000	-	6,125,000
Derivative warrant liabilities	15,434,500	-	15,434,500
Total liabilities	21,679,025	-	21,679,025
Class A common stock subject to possible redemption, at redemption value of $10.00 per share	150,350,387	24,649,613	175,000,000
Stockholders’ equity (deficit)
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	246	(246)	-
Class B common stock - $0.0001 par value	437	-	437
Additional paid-in-capital	6,381,888	(6,381,822)	66
Accumulated deficit	(1,382,561)	(18,267,545)	(19,650,106)
Total stockholders’ equity (deficit)	5,000,010	(24,649,613)	(19,649,603)
Total liabilities and stockholders’ equity (deficit)	$177,029,422	$-	$177,029,422

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONT.)

Impact of the Restatements (Cont.)

	For the Three Months Ended March 31, 2021 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(217,402)	$-	$(217,402)
Other (expense) income:
Interest earned on investments held in Trust Account	33,070	-	33,070
Change in fair value on derivative warrant liabilities	(236,500)	-	(236,500)
Total other (expense) income	(203,430)	-	(203,430)
Net loss	$(420,832)	$-	$(420,832)

Weighted-average shares outstanding, of Class A common stock	17,500,000	-	17,500,000
Basic and Diluted net loss per share, Class A common stock	$0.00	$(0.02)	$(0.02)
Weighted-average shares outstanding, of Class B convertible common stock	4,375,000	-	4,375,000
Basic and Diluted net loss per share, Class B convertible common stock	$(0.10)	$0.08	$(0.02)

	For the Three Months Ended March 31, 2021 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$(420,832)	$-	$(420,832)
Adjustment to reconcile net loss to net cash used in operating activities	203,430	-	203,430
Net cash used in operating activities	(42,631)	-	(42,631)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	-	-	-
Non-Cash Investing and Financing Activities
Change in value of Class A common stock subject to possible redemption	$420,833	$(420,833)	$-

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONT.)

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Emerging Growth Company (Cont.)

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Common Stock Subject to Possible Redemption (Cont.)

The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, 17,500,000 shares of Class A common stock subject to possible redemption, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company has classified all of the shares of Class A common stock as temporary equity. Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the balance sheets as of March 31, 2021, and December 31, 2020, are reconciled in the following table:

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Warrant Liability (Cont.)

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the average market price of the Company’s Class A common stock for the three months ended March 31, 2021 and the period from March 18, 2020 (Inception) to March 31, 2020, was below the Warrants’ $11.50 exercise price and the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented. The Company has two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class B convertible common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares as long as a business combination is consummated. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

 Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2021, and March 31, 2020, the Company incurred fees for these services of $30,000 and $0, respectively, and for the period March 18, 2020 (inception) through December 31, 2020, the Company incurred fees for these services of $32,000. The respective administrative support fees are included in accounts payable and accrued expenses of the accompanying condensed balance sheets at March 31, 2021, and December 31, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers or directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021, and December 31, 2020, there were no Working Capital Loans.

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

NOTE 8—STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 8—STOCKHOLDERS’ EQUITY (CONT.)

Common Stock (Cont.)—If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Business Combination, to the extent the Company seeks stockholder approval in connection with the Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock.

At March 31, 2021, and December 31, 2020, there were 17,500,000 shares of Class A common stock issued and outstanding, including 17,500,000 shares of Class A common stock subject to possible redemption which have been reflected as temporary equity on the condensed balance sheets. At March 31, 2021, and December 31, 2020, there were 4,375,000 shares of Class B convertible common stock issued and outstanding.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 8—STOCKHOLDERS’ EQUITY (CONT.)

Warrants (Cont.)—If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 9—INCOME TAX

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

NOTE 10—FAIR VALUE MEASUREMENTS

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (CONT.)

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$175,040,510	$175,040,510	$-	$-

Liabilities:
Warrant Liability – Public Warrants	$8,925,000	$-	$-	$8,925,000

Warrant Liability – Private Placement Warrants	$6,273,000	$-	$-	$6,273,000

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

NOTE 10—FAIR VALUE MEASUREMENTS (CONT.)

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

NOTE 11—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than the restatement discussed in Note 2.

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

Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, 17,500,000 Class A common shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended  September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of the material weakness, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2021. See “Note 2-Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. We have taken a number of measures to remediate the material weakness described herein. However, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of a material weakness in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

As a result, included on our balance sheets as of March 31, 2021 and December 31, 2020, and contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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