Form 10-Q/A
period 2021-06-30
PMV Consumer Acquisition Corp.
filed 2022-02-15
CIK 1807765

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

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of PMV Consumer Acquisition Corp. as of and for the period ended June 30, 2021 (the “Relevant Period”), as filed with the Securities and Exchange Commission (“SEC”) on July 30, 2021 (the “Original Filing”). The restatement for the period ended June 30, 2021 is a result of the following error:

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

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2021

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED BALANCE SHEETS

(As Restated)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,626,583	$2,005,228
Prepaid expenses	175,029	262,516
Total Current Assets	1,801,612	2,267,744

Cash and marketable securities held in Trust Account	175,075,533	175,040,510
TOTAL ASSETS	$176,877,145	$177,308,254

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liability - accrued expenses	$149,525	$214,025

Deferred underwriting fee payable	6,125,000	6,125,000
Derivative warrant liabilities	13,503,035	15,198,000
Total Liabilities	19,777,560	21,537,025

Commitments and contingencies
Class A common stock subject to possible redemption, 17,500,000 shares at redemption value of $10.00 per share	175,000,000	175,000,000

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized	—	—
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,375,000 shares issued and outstanding (1)	437	437
Additional paid-in capital	66	66
Accumulated deficit	(17,900,918)	(19,229,274)
Total Stockholders’ Equity (Deficit)	(17,900,415)	(19,228,771)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$176,877,145	$177,308,254

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(As Restated)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020 (1)
General and administrative expenses	$121,062	$—	$288,490	$525
Franchise tax expense	63,169	—	113,143	—
Loss from operations	(184,231)	—	(401,633)	(525)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,954	—	35,024	—
Fair value adjustment on derivative warrant liabilities	1,931,465	—	1,694,965	—
Other income (expense)	1,933,419	—	1,729,989	—

Income (loss) before provision for income taxes	1,749,188	—	1,328,356	(525)
Provision for income taxes	—	—	—	—
Net income (loss)	$1,749,188	$—	$1,328,356	$(525)

Weighted average shares outstanding, of Class A common stock	17,500,000	—	17,500,000	—

Basic and diluted net income (loss) per share, Class A common stock	$0.08	$—	$0.06	$—

Weighted average shares outstanding, of Class B convertible common stock(2)	4,375,000	4,375,000	4,375,000	4,375,000

Basic and diluted net income (loss) per share, Class B convertible common stock	$0.08	$(0.00)	$0.06	$(0.00)

(1)	For the period from March 18, 2020 (inception) to June 30, 2020
(2)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

(As Restated)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	—	$—	4,375,000	$437	$66	$(19,229,274)	$(19,228,771)

Net loss	—	—	—	—	—	(420,832)	(420,832)

Balance – March 31, 2021 (Unaudited)	—	$—	4,375,000	$437	$66	$(19,650,106)	$(19,649,603)

Net income	—	—	—	—	—	1,749,188	1,749,188

Balance – June 30, 2021 (Unaudited)	—	$—	4,375,000	$437	$66	$(17,900,918)	$(17,900,415)

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2020

AND FOR THE PERIOD FROM MARCH 18, 2020 (INCEPTION) THROUGH JUNE 30, 2020

(Unaudited)

(As Restated)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance – March 18, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor	—	—	5,031,250	$503	24,497	—	25,000

Net loss	—	—	—	—	—	(525)	(525)

Balance – March 31, 2020 (Unaudited)	—	$—	5,031,250	$503	$24,497	$(525)	$24,475

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2020 (Unaudited)	—	$—	5,031,250	$503	$24,497	$(525)	$24,475

(1)	Includes an aggregate of up to 656,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 6). On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 6)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(As Restated)

	For the Six Months Ended June 30,
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

	As of June 30, 2021 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$176,877,145	$-	$176,877,145
Liabilities and stockholders’ equity
Total current liabilities	$149,525	$-	$149,525
Deferred underwriting commissions	6,125,000	-	6,125,000
Derivative warrant liabilities	13,503,035	-	13,503,035
Total liabilities	19,777,560	-	19,777,560
Class A common stock subject to possible redemption, at redemption value of $10.00 per share	152,099,575	22,900,425	175,000,000
Stockholders’ equity (deficit)
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	229	(229)	-
Class B common stock - $0.0001 par value	437	-	437
Additional paid-in-capital	4,632,717	(4,632,651)	66
Accumulated deficit	366,627	(18,267,545)	(17,900,918)
Total stockholders’ equity (deficit)	5,000,010	(22,900,425)	(17,900,415)
Total liabilities and stockholders’ equity (deficit)	$176,877,145	$-	$176,877,145

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONT.)

Impact of the Restatements (Cont.)

	For the Six Months Ended June 30, 2021 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(401,633)	$-	$(401,633)
Other (expense) income:
Interest earned on investments held in Trust Account	35,024	-	35,024
Change in fair value on derivative warrant liabilities	1,694,965	-	1,694,965
Total other (expense) income	1,729,989	-	1,729,989
Net loss	$1,328,356	$-	$1,328,356

Weighted-average shares outstanding, of Class A common stock	17,500,000	-	17,500,000
Basic and Diluted net loss per share, Class A common stock	$0.00	$0.06	$0.06
Weighted-average shares outstanding, of Class B convertible common stock	4,375,000	-	4,375,000
Basic and Diluted net loss per share, Class B convertible common stock	$0.30	$(0.24)	$0.06

	For the Six Months Ended June 30, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$1,328,356	$-	$1,328,356
Adjustment to reconcile net loss to net cash used in operating activities	(1,729,988)	-	(1,729,988)
Net cash used in operating activities	22,987	-	22,987
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	-	-	-
Non-Cash Investing and Financing Activities
Change in value of Class A common stock subject to possible redemption	$1,328,355	$(1,328,355)	$-

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

The Class A common stock subject to possible redemption reflected on the balance sheets as of June 30, 2021, and December 31, 2020, are reconciled in the following table:

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Income Taxes (Cont.)

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the average market price of the Company’s Class A common stock for the three and six months ended June 30, 2021 and the three months ended June 30, 2020 and the period from March 18, 2020 (Inception) to June 30, 2020, was below the Warrants’ $11.50 exercise price and the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented. The Company has two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class B convertible common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares as long as a business combination is consummated. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 6—RELATED PARTY TRANSACTIONS (CONT.)

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

At June 30, 2021, and December 31, 2020, there were 17,500,000 shares of Class A common stock issued and outstanding, including 17,500,000 shares of Class A common stock subject to possible redemption which have been reflected as temporary equity on the condensed balance sheets. At June 30, 2021, and December 31, 2020 there were 4,375,000 shares of Class B convertible common stock issued and outstanding.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 8—STOCKHOLDERS’ EQUITY (CONT.)

Warrants (Cont.)—Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 60 days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 8—STOCKHOLDERS’ EQUITY (CONT.)

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

NOTE 9—INCOME TAX

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

NOTE 9—INCOME TAX (CONT.)

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

NOTE 10—FAIR VALUE MEASUREMENTS (CONT.)

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

NOTE 10—FAIR VALUE MEASUREMENTS (CONT.)

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

On April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we re-evaluated the accounting treatment of our warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

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