Form 10-Q/A
period 2021-09-30
PMV Consumer Acquisition Corp.
filed 2022-02-15
CIK 1807765

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

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of PMV Consumer Acquisition Corp. as of and for the period ended September 30, 2020 (the “Relevant Period”), as filed with the Securities and Exchange Commission (“SEC”) on November 5, 2020 (the “Original Filing”). The restatement for the period ended September 30, 2020 is a result of the following error:

●	The Company’s accounting for its Class A common stock subject to possible redemption as temporary equity rather than permanent equity

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

On October 28, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 2021 Form 10-Q”), which included Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Public Shares issued in the Company’s IPO on September 24, 2020. Upon its IPO, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. As described in Note 2, the Company’s management re-evaluated its previously held view that classification of $5,000,001 in permanent equity was appropriate, and determined that the Public Shares should be reclassified to temporary equity on its balance sheet. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Therefore, on December 15, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 31, 2020, as previously restated in the Company’s Annual Report on Form 10-K/A No. 1, filed with the SEC on May 14, 2021 (“2020 Form 10-K/A No. 1”, or the “Amendment”), (ii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020, as previously revised in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 17, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on July 30, 2021, and (v) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on October 28, 2021 (collectively, the “Affected Periods”), should be restated to report all Class A common stock as temporary equity (and other related changes) and should no longer be relied upon.

As such, the Company will restate the audited financial statements included in the 2020 Form 10-K/A No. 1 in an amendment to its Annual Report on Form 10-K/A as of and for the year ended December 31, 2020 (“2020 Form 10-K/A No. 2”). The Company will restate the unaudited interim financial statements for the quarterly periods ended September 30, 2020 (“2020 Form 10-Q/A”), March 31, 2021 (“Q1 2021 Form 10-Q/A”), June 30, 2021 (“Q2 2021 Form 10-Q/A”) and footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Q3 2021 Form 10-Q (“Q3 2021 Form 10-Q/A”) in a separate Quarterly Report on Form 10-Q/A for each period.

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

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020(1)
General and administrative expenses	$111,294	$5,291	$399,783	$5,816
Franchise tax expense	36,831	108,000	149,974	108,000
Loss from operations	(148,125)	(113,291)	(549,757)	(113,816)

Other income (expense):
Interest earned on marketable securities held in Trust Account	9,321	2,426	44,344	2,426
Offering cost associated with warrants recorded as liabilities	—	(379,848)	—	(379,848)
Fair value adjustment on derivative warrant liabilities	3,448,467	—	5,143,432	—
Other income (expense)	3,457,788	(377,422)	5,187,776	(377,422)

Income (loss) before provision for income taxes	3,309,663	(490,713)	4,638,019	(491,238)
Provision for income taxes	—	—	—	—
Net income (loss)	$3,309,663	$(490,713)	$4,638,019	$(491,238)

Weighted average shares outstanding, of Class A common stock	17,500,000	1,346,154	17,500,000	621,827

Basic and diluted net income (loss) per share, Class A common stock	$0.15	$(0.09)	$0.21	$(0.10)

Weighted average shares outstanding, of Class B convertible common stock(2)	4,375,000	4,375,000	4,375,000	4,375,000

Basic and diluted net income (loss) per share, Class B convertible common stock	$0.15	$(0.09)	$0.21	$(0.10)

(1)	For the period from March 18, 2020 (inception) through September 30, 2020
(2)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	—	$—	4,375,000	$437	$66	$(19,229,274)	$(19,228,771)

Net loss	—	—	—	—	—	(420,832)	(420,832)

Balance – March 31, 2021 (Unaudited)	—	$—	4,375,000	$437	$66	$(19,650,106)	$(19,649,603)

Net income	—	—	—	—	—	1,749,188	1,749,188

Balance – June 30, 2021 (Unaudited)	—	$—	4,375,000	$437	$66	$(17,900,918)	$(17,900,415)

Net income	—	—	—	—	—	3,309,663	3,309,663

Balance – September 30, 2021 (Unaudited)	—	$—	4,375,000	$437	$66	$(14,591,255)	$(14,590,752)

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

AND FOR THE PERIOD FROM MARCH 18, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance – March 18, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000

Net loss	—	—	—	—	—	(525)	(525)

Balance – March 31, 2020 (Unaudited)	—	$—	5,031,250	$503	$24,497	$(525)	$24,475

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2020 (Unaudited)	—	$—	5,031,250	$503	$24,497	$(525)	$24,475

Accretion for Class A common stock to redemption amount	—	—	—	—	(24,497)	(18,267,545)	(18,292,042)

Net loss	—	—	—	—	—	(490,713)	(490,713)

Balance September 30, 2020 (Unaudited)	—	$—	5,031,250	$503	$—	$(18,758,783)	$(18,758,280)

(1)	Includes an aggregate of up to 656,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 6). On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 6)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020(1)
Cash Flows from Operating Activities:
Net income (loss)	$4,638,019	$(491,238)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(44,344)	(2,426)
Change in fair value of derivative warrant liability	(5,143,432)	—
Offering costs associated with warrants recorded as liabilities	—	379,848
Changes in operating assets and liabilities
Prepaid expenses	123,501	(37,429)
Accrued expenses	(8,279)	110,525
Net cash used in operating activities	(434,535)	(40,720)

Cash Flows from Investing Activities:
Proceeds from maturity of securities in Trust Account	175,073,579	—
Investment of cash in Trust Account	(175,073,579)	(175,000,000)
Net cash used in investing activities	—	(175,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	171,500,000
Proceeds from sale of Founder Shares	—	25,000
Proceeds from sale of Private Warrants	—	6,150,000
Proceeds from promissory note – related party	—	150,000
Proceeds from underwriter’s rebate	—	175,000
Payment of offering costs	—	(124,310)
Net cash provided by financing activities	—	177,875,690

Net Increase (Decrease) in Cash	(434,535)	2,834,970

Cash and cash equivalents – Beginning of period	2,005,228	—
Cash and cash equivalents – End of period	$1,570,693	$2,834,970

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$383,080
Deferred underwriting fee payable	$—	$6,125,000

(1)	For the period from March 18, 2020 (inception) through September 30, 2020

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

Impact of the Restatement

In preparation of the Company’s unaudited condensed financial statements as of and for the quarter ended September 30, 2021, the Company concluded it should restate the amounts previously recorded as Class A common stock subject to possible redemption and components of stockholders’ equity including Class A common stock, Additional paid-in-capital, and accumulated deficit. In the process of re-evaluating its financial statements, the Company restated its previously filed financial statements to classify all Class A common stock as temporary equity and to record accretion on the shares of Class A common stock in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The Company had previously classified 2,422,878 shares of Class A common stock as permanent equity as of December 31, 2020, which are now included in temporary equity. Similarly the accompanying statements of changes in stockholders’ equity (deficit) and cash flows no longer present the change in redeemable shares to align with the presentation of all Class A redeemable common stock as temporary equity.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculations to allocate net income/loss pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of stock share pro rata in the income/loss of the Company. There has been no change to the Company’s total assets, liabilities, or operating results.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 14, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future periods.

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

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of September, 30, 2021, and December 31, 2020, are reconciled in the following table:

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 6—RELATED PARTY TRANSACTIONS (CONT.)

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 7—COMMITMENTS AND CONTINGENCIES (CONT.)

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

NOTE 8—STOCKHOLDERS’ EQUITY (CONT.)

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 8—STOCKHOLDERS’ EQUITY (CONT.)

Warrants (Cont.)—The Private Warrants will be identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchaser or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

NOTE 9—INCOME TAX (CONT.)

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

NOTE 10—FAIR VALUE MEASUREMENTS (CONT.)

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

NOTE 10—FAIR VALUE MEASUREMENTS (CONT.)

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 24, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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