Form 10-K
period 2021-12-31
PMV Consumer Acquisition Corp.
filed 2022-03-10
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2021

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Registrant’s Class A common stock, par value $0.0001 per share, began trading on the New York Stock Exchange separately from its Units on November 12, 2020.

As June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $154,050,000.

As of March 10, 2022, there were 17,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,375,000 shares of Class B convertible common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated September 21, 2020, as filed with the Securities and Exchange Commission on September 22, 2020, pursuant to Rule 424(b)(4) (SEC File No. (333-241670) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

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

Summary of Risk Factors

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.
●	Our public stockholders are relying on management to locate a suitable target business for a potential business combination. We may not be successful in identifying a suitable target business and even if one is identified, no assurance can be provided that we will successfully negotiate and consummate a business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.
●	Our executive officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Summary of Risk Factors (Cont.)

●	Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	We may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.
●	Our public stockholders ability to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	Our public stockholders ability to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	Our public stockholders ability to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
●	If our stockholders fail to receive notice of our offer to redeem our Public Shares in connection with our business combination, or our stockholders fails to comply with the procedures for tendering their shares, such shares may not be redeemed.
●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers and directors, which may raise potential conflicts of interest.
●	We will likely only be able to complete one business combination with the proceeds of the Initial Public Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
●	Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.
●	The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a “going concern”.
●	We have identified a material weakness in our internal control over financial reporting.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.  Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, and/or vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that our internal control over financial reporting was effective. Matters impacting our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we report a material weakness in the effectiveness of our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in the price of our units and impairing our ability to attract a target.

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

As a result, included on our balance sheets as of December 31, 2021, and December 31, 2020, and contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, Class A common stock and warrants are listed on the NYSE under the symbols PMVC.U, PMVC and PMVC WS, respectively.

Holders

As of March 10, 2022, there were 1 holder of record of our units, 1 holder of record of our Class A common stock and 2 holders of record of our warrants. We believe we have in excess of 400 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to the completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. The Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of December 31, 2021 and December 31, 2020, 4,375,000 Founder Shares are issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On September 24, 2020, we consummated the Initial Public Offering of 17,500,000 Units, which did not include the full or partial exercise by the underwriters of the over-allotment option to purchase an additional 2,625,000 Units, at $10.00 per Unit. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-241670). The Securities and Exchange Commission declared the registration statements effective on September 21, 2020.

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

Of the gross proceeds received from the Initial Public Offering and the sale of the Private Warrants, $175,000,000 was placed in the Trust Account.

We paid a total of $3,500,000 in underwriting discounts and commissions and $332,390 for other costs and expenses related to the Initial Public Offering, net of a $175,000 credit paid by the Underwriter. In addition, the underwriters agreed to defer $6,125,000 in underwriting discounts and commissions payable upon the business combination.

ITEM 6. RESERVED.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto which are included in “Item” 8. Financial Statements and Supplementary Data” of this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 18, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and searching for a target business with which to complete a business combination. We do not expect to generate any operating revenues until after the completion of our business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of $5,034,465, which consists of general and administrative costs of $494,342, income related to the change in the fair value of derivative warrant liabilities of $5,660,155, and franchise tax expense of $200,000, offset by interest income on marketable securities held in the trust account of $68,652.

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

As of December 31, 2021, and December 31, 2020 we had cash and marketable securities held in the trust account of $175,109,162 and $175,040,510, respectively, (including approximately $109,162 and $40,510 of accumulated interest income, respectively) consisting primarily of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any interest earned on the trust account.

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

As of December 31, 2021, and December 31, 2020, we had cash of $1,512,496 and $2,005,228, respectively, held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

For the year ended December 31, 2021, cash used in operating activities was $492,732. Net income of $5,034,465 was affected by the change in fair value of warrants of $5,660,155, and interest earned on marketable securities held in the trust account of $68,652. Changes in operating assets and liabilities provided $201,610 of cash for operating activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Warrants, at a price of $1.00 per warrant at the option of the lender. As of December 31, 2021, and December 31, 2020, there were no loans outstanding.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

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

Warrant Liability

We account for the warrants issued in connection with our IPO and Private Placement in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, and December 31, 2020, 17,500,000 Class A common shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the warrants are contingent upon the occurrence of future events and average market price of the Company’s Class A common stock for the year ended December 31, 2021 and December 31, 2020, was below the Warrants’ $11.50 exercise price. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through December 31, 2021, our efforts were limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination, including the consummation of the Merger. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the changes to internal controls related to the remediation of the material weakness described above, there were no changes during the quarter ended December 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Executive Officers
P. Kasper Jakobsen	59	Chairman of the Board and Chief Executive Officer
Joseph A. Gabelli	38	President
John N. Givissis	57	Senior Vice President and Chief Accounting Officer
Peter D. Goldstein	68	Executive Vice President and Secretary
Non-Executive Officers
Douglas R. Jamieson	66	Non-Executive Co-Chairman of the Board
Pei-Yu “Sandra” Yu	52	Executive Vice President and Chief Operating Officer
Jeffrey M. Illustrato	38	Senior Vice President and Chief Administrative Officer
Manjit S. Kalha	46	Executive Vice President, Finance
Independent Directors
Clarence A. Davis	79	Director
Susan V. Watson	69	Director
Daniel E. Zucchi	80	Director

P. Kasper Jakobsen has served as a member of our Board of Directors and Chief Executive Officer since September 2020. Mr. Jakobsen previously served as chief executive officer and president of Mead Johnson Nutrition, a global consumer company focused on infant and child nutrition, from 2013 until leading its sale to Reckitt Benkiser PLC in 2017. He was a Mead teammate for 19 years after previously serving for 8 years in various marketing roles at Unilever N.V., one of the largest and oldest global consumer goods businesses, and has served as a director of SC Johnson, a leading U.S. based manufacturer of household cleaning products and products for home storage, air care, pest control and shoe care, as well as professional products. Mr. Jakobsen holds a bachelor’s degree in commerce from Auckland University in New Zealand. We believe Mr. Jakobsen is qualified to serve on our board of directors due to his business experience and contacts and relationships.

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

Peter D. Goldstein has served as our Executive Vice President and Secretary since our inception. Mr. Goldstein initially started with Gabelli in 1997, and currently serves as the general counsel of GAMCO Investors, Inc. and the Chief Legal Officer of Associated Capital Group, Inc.. From 2004 until 2011, Mr. Goldstein served as the director of regulatory affairs and associate general counsel at GAMCO Investors Inc. and, prior to that, as chief compliance officer for the firm’s mutual funds complex. Mr. Goldstein previously served as the general counsel and chief compliance officer at Buckingham Capital Management, Inc. Earlier in his career, Mr. Goldstein was a litigation partner with the law firm Dorsey & Whitney in New York, and a branch chief in the enforcement division of the Securities & Exchange Commission. He was also previously a senior compliance officer at Goldman Sachs Asset Management. Mr. Goldstein holds a B.A., cum laude, from Brandeis University, an M.S. from Harvard University, and a J.D., magna cum laude, from Boston College Law School.

Douglas R. Jamieson has served as our non-executive Co-Chairman of the Board since our inception. In addition to serving as our Non-Executive Co-Chairman, Mr. Jamieson also acts as a managing member of our Sponsor. Mr. Jamieson has served as president and chief executive officer of Associated Capital Group, Inc. since November 2016 and as a director since May 2017. He served as president and chief operating officer of GAMCO Investors, Inc. (“GAMCO”) from August 2004 to November 2016, and as a director since February 2022. He has served as a director of GAMCO Asset Management Inc., a wholly-owned subsidiary of GAMCO, since 1991, as its president and chief operating officer since 2004, and as its executive vice president and chief operating officer from 1986 to 2004. Mr. Jamieson also serves as president and a director of Gabelli & Company Investment Advisers, Inc. (f/k/a Gabelli Securities, Inc., “GCIA”), a director of Gabelli Securities International (UK) Ltd. and a director of GAMCO Asset Management (UK) Ltd. Mr. Jamieson served on the Board of Teton from 2005 through 2010. Mr. Jamieson also serves as a director of several investment funds that are managed by GCIA. Mr. Jamieson was a securities analyst with the predecessor of G.research, LLC from 1981 to 1986. He was a director of GGCP, Inc. from December 2005 through December 2009, and served as an advisor to the GGCP, Inc. board through 2010.

Pei-Yu “Sandra” Yu has served as our Executive Vice President and Chief Operating Officer since our inception. She became an independent non-executive director of A2 Milk Company as of March 1, 2022. She is the former president of Mead Johnson Nutrition for Greater China and worked alongside our Chairman Kasper Jakobsen. During Mead’s integration into its acquirer Reckitt Benckiser, she was named chief advisor to establish Reckitt’s China advisory board. Prior thereto, Ms. Yu served as acting chief marketing officer and vice president of global marketing during Mead’s initial public offering following its separation from Bristol Myers Squibb. She also was employed as vice president of regional marketing for Asia. She began her career at Unilever and served as vice president of skin care Asia and as a marketing director for home and personal care. She is also a former chair of the Pediatric Nutrition Industry Association. She has over 25 years’ experience in the industry. Her career successes were focused on global brand management, corporate governance, and business transformations. She received an MBA in marketing and a Bachelor of International Business Management from National Taiwan University. She is also an alumnus of Harvard’s Advanced Management Program.

Jeffrey M. Illustrato has served as our Senior Vice President and Chief Administrative Officer since our inception. Mr. Illustrato serves as chief operating officer of Gabelli & Partners, LLC, an alternative investment manager, overseeing sales and marketing for its alternative and non-U.S. offerings since 2012. He has spent his entire 20-year career with Gabelli and has developed extensive administration and operations experience during that time. Mr. Illustrato received a B.S. in Finance from Fairfield University.

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

Audit Committee

Effective September 21, 2020, we established an audit committee of the board of directors, which consists of Clarence A. Davis, Susan V. Watson and Daniel E. Zucchi, each of whom is an independent director under the NYSE’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

During the fiscal year ended December 31, 2021, our audit committee held nine meetings. Each of our audit committee members attended such meeting.

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

During the fiscal year ended December 31, 2021, our nominating committee did not hold any meetings.

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

During the fiscal year ended December 31, 2021, our compensation committee did not hold any meetings.

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

Our initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property”. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the Founder Shares will be automatically released from this lock-up.

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

Equity Compensation Plans

As of December 31, 2021, and December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021, and for the period from March 18, 2020 (inception) through December 31, 2020 totaled $40,870 and $69,985, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for audit-related fees for the year ended December 31, 2021, and for the period from March 18, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Withum for tax planning and tax advice for the year ended December 31, 2021, and for the period from March 18, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2021, and for the period from March 18, 2020 (inception) through December 31, 2020.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Certificate of Incorporation.*
3.2	Certificate of Amendment to Certificate of Incorporation*
3.3	Bylaws*
4.1	Specimen Unit Certificate.**
4.2	Specimen Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.***
4.5	Description of Registrant’s Securities.
10.1	Form of Letter Agreement from each of the Registrant’s initial stockholders, officers and directors.***
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.***
10.3	Registration Rights Agreement***
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Registrant’s Current Report Form S-1 filed on August 6, 2020. (SEC File No. 333-241670).

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on August 17, 2020 (SEC File Nos. 333-241670).

***	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 25, 2020

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March, 2022.

PMV CONSUMER ACQUISITION CORP.

By:	/s/ P. Kasper Jakobsen
P. Kasper Jakobsen
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ P. Kasper Jakobsen	Chairman and Chief Executive Officer	March 10, 2022
P. Kasper Jakobsen	(Principal Executive Officer)

/s/ Joseph A. Gabelli	President	March 10, 2022
Joseph A. Gabelli

/s/ John N. Givissis	Senior Vice President and Chief Accounting Officer	March 10, 2022
John N. Givissis	(Principal accounting and financial officer)

/s/ Peter D. Goldstein	Executive Vice President	March 10, 2022
Peter D. Goldstein

/s/ Clarence A. Davis	Director	March 10, 2022
Clarence A. Davis

/s/ Susan V. Watson	Director	March 10, 2022
Susan V. Watson

/s/ Daniel E. Zucchi	Director	March 10, 2022
Daniel E. Zucchi

/s/ Douglas R. Jamieson	Non-Executive Chairman	March 10, 2022
Douglas R. Jamieson

PMV CONSUMER ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PMV Consumer Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PMV Consumer Acquisition Corp (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021, and the period from March 18, 2020 (inception) through December 31, 2020, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021, and the period from March 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable complete a business combination by September 24, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 10, 2022

PCAOB ID Number 100

PMV CONSUMER ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$1,512,496	$2,005,228
Prepaid expenses	103,084	262,516
Total Current Assets	1,615,580	2,267,744

Cash and marketable securities held in Trust Account	175,109,162	175,040,510
TOTAL ASSETS	$176,724,742	$177,308,254

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liability - accrued expenses	$256,203	$214,025

Deferred underwriting fee payable	6,125,000	6,125,000
Derivative warrant liabilities	9,537,845	15,198,000
Total Liabilities	15,919,048	21,537,025

Commitments and contingencies
Class A common stock subject to possible redemption, 17,500,000 shares at redemption value of $10.00 per share	175,000,000	175,000,000

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized	—	—
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,375,000 shares issued and outstanding (1)	437	437
Additional paid-in capital	66	66
Accumulated deficit	(14,194,809)	(19,229,274)
Total Stockholders’ Equity (Deficit)	(14,194,306)	(19,228,771)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$176,724,742	$177,308,254

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 5).

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED

	December 31,
	2021	2020(1)

General and administrative expenses	$494,342	$130,891
Franchise tax expense	200,000	158,000
Loss from operations	(694,342)	(288,891)

Other income (expense):
Interest earned on marketable securities held in Trust Account	68,652	40,510
Offering costs associated with warrants recorded as liabilities	—	(379,848)
Fair value adjustment on derivative warrant liabilities	5,660,155	(333,500)
Other income (expense)	5,728,807	(672,838)

Income (loss) before provision for income taxes	5,034,465	$(961,729)
Provision for income taxes	—	—
Net income (loss)	$5,034,465	$(961,729)

Weighted average shares outstanding, of Class A common stock	17,500,000	5,994,810

Basic and diluted net income (loss) per share, Class A common stock	$0.23	$(0.09)

Weighted average shares outstanding, of Class B convertible common stock(2)	4,375,000	4,375,000

Basic and diluted net income (loss) per share, Class B convertible common stock	$0.23	$(0.09)

(1)	For the period from March 18, 2020 (inception) through December 31, 2020.
(2)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 5).

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – March 18, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor(1)	—	—	5,031,250	503	24,497	—	25,000

Accretion for Class A common stock to redemption amount	—	—	—	—	(24,497)	(18,267,545)	(18,292,042)

Founder Shares forfeited due to non-exercise of over-allotment option	—	—	(656,250)	(66)	66	—	—

Net loss	—	—	—	—	—	(961,729)	(961,729)

Balance – December 31, 2020	—	—	4,375,000	437	66	(19,229,274)	(19,228,771)

Net income	—	—	—	—	—	5,034,465	5,034,465

Balance – December 31, 2021	—	$—	4,375,000	$437	$66	$(14,194,809)	$(14,194,306)

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock. All shares and associated amounts have been retroactively restated to reflect the forward stock split (see Note 5).

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED

	December 31,
	2021	2020(1)
Cash Flows from Operating Activities:
Net income (loss)	$5,034,465	$(961,729)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(68,652)	(40,510)
Change in fair value of derivative warrant liability	(5,660,155)	333,500
Offering costs associated with warrants recorded as liabilities	—	379,848
Changes in operating assets and liabilities
Prepaid expenses	159,432	(262,516)
Accrued expenses	42,178	214,025
Net cash used in operating activities	(492,732)	(337,382)

Cash Flows from Investing Activities:
Proceeds from maturity of securities in Trust Account	175,073,579	—
Investment of cash in Trust Account	(175,073,579)	(175,000,000)
Net cash used in investing activities	—	(175,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	171,500,000
Proceeds from sale of Founder Shares	—	25,000
Proceeds from sale of Private Warrants	—	6,150,000
Proceeds from promissory note – related party	—	150,000
Repayment of promissory note – related party	—	(150,000)
Proceeds from underwriter’s rebate	—	175,000
Payment of offering costs	—	(507,390)
Net cash provided by financing activities	—	177,342,610

Net Increase (Decrease) in Cash	(492,732)	2,005,228

Cash – Beginning of period	2,005,228	—
Cash – End of period	$1,512,496	$2,005,228

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$6,125,000

(1)	For the period from March 18, 2020 (inception) through December 31, 2020

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the year ended December 31, 2021, relates to identifying a target for a Business Combination, and for the period March 18, 2020 (inception) through December 31, 2020, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

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

Offering costs amounted to $9,957,390 (consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs), of which $175,000 was offset with a credit paid by the Underwriter, and was allocated as follows, $379,848 in offering costs, (net of excess proceeds from private placement warrants over fair value of $123,000), was charged to expense and $9,454,542 was charged to temporary equity. In addition, at December 31, 2021 and December 31, 2020, $1,512,496 and $2,005,228 of cash, respectively, was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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
DECEMBER 31, 2021

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
DECEMBER 31, 2021

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
DECEMBER 31, 2021

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

Cash and Cash Equivalents

 The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021, and December 31, 2020.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Marketable Securities Held In Trust Account

At December 31, 2021 and December 31, 2020, the assets held in Trust Account were held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, and December 31, 2020, 17,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The Class A common stock subject to possible redemption reflected on the balance sheets as of December 31, 2021, and December 31, 2020, are reconciled in the following table:

Gross proceeds	$175,000,000
Less:
Proceeds allocated to public warrants	(8,837,500)
Class A shares offering costs	(9,454,542)
Plus:
Accretion of carrying value to redemption value	18,292,042
Class A common stock subject to possible redemption	$175,000,000

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between temporary equity, and expense. The portion of offering costs allocated to the public warrants has been charged to expense. The portion of the offering costs allocated to the public shares has been charged to temporary equity. On September 24, 2020, offering costs amounting to $9,957,390 (consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, net of a $175,000 credit paid by the Underwriter), was allocated as follows, $502,848 in offering costs was charged to expense and $9,454,542 was charged to temporary equity.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net income (loss) per common share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the average market price of the Company’s Class A common stock for the year ended December 31, 2021, and for the period from March 18, 2020 (inception) to December 31, 2020, was below the Warrants’ $11.50 exercise price and the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented. The Company has two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class B convertible common stock (the “Founder Shares”). Earnings and losses are shared pro-rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. At December 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

The over-allotment option was not exercised, and 656,250 Founder Shares were forfeited. As of December 31, 2021, and December 31, 2020, the issued and outstanding shares of Class B convertible common stock is 4,375,000 shares.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 5. RELATED PARTY TRANSACTIONS (CONT.)

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

On June 16, 2020, the Sponsor agreed to loan the Company up to an aggregate of $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of (i) June 16, 2021, (ii) the completion of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. On October 13, 2020, the balance of $150,000 was repaid in full. As of December 31, 2021, and December 31, 2020, there was no outstanding balance under this promissory note.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on September 24, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2021, and for the period from March 18, 2020 (inception) through December 31, 2020, the Company incurred $120,000 and $32,000, respectively, in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers or directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, and December 31, 2020, there were no Working Capital Loans.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The authorized common stock of the Company includes up to 75,000,000 shares of Class A common stock and 10,000,000 shares of Class B convertible common stock. The shares of Class B convertible common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for shares of Class A common stock, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of an initial Business Combination, the ratio at which the Class B convertible common stock will convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B convertible common stock will equal, in the aggregate, 20% of the sum of the shares outstanding upon the completion of the Initial Public Offering plus the number of shares of Class A common stock and equity-linked shares issued or deemed issued in connection with the initial Business Combination (net of conversions), excluding any shares of Class A common stock or equity-linked securities issued to any seller in the initial Business Combination and any Private Warrants or warrants issued to the Sponsor, any of the Company’s officers or directors, or any of their affiliates upon conversion of Working Capital Loans.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT) (CONT.)

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

At December 31, 2021, and December 31, 2020, there were 17,500,000 shares of Class A common stock issued and outstanding, including 17,500,000 shares of Class A common stock subject to possible redemption which have been reflected as temporary equity on the accompanying balance sheets. At December 31, 2021, and December 31, 2020, there were 4,375,000 shares of Class B convertible common stock issued and outstanding, net of 656,250 shares forfeited due to the over-allotment option (previously discussed in Note 5) not being exercised in full or in part by the underwriters.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT) (CONT.)

Warrants (Cont.) —The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax asset at December 31, 2021, and December 31, 2020 are as follows:

Deferred tax asset	2021	2020
Organizational costs/Start-up expenses	$110	$110
Federal Net Operating Loss	158,187	52,050
Total deferred tax asset	158,297	52,160
Valuation allowance	(158,297)	(52,160)
Deferred tax asset, net of allowance	$—	$—

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 8. INCOME TAX (CONT.)

The income tax benefit for the year ended December 31, 2021, and for the period from March 18, 2020 (inception) through December 31, 2020, consists of the following:

Federal	2021	2020
Current	$—	$—
Deferred	(158,297)	(52,160)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	158,297	52,160
Income tax benefit	$—	$—

As of December 31, 2021, and December 31, 2020, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $753,794 and $248,381, respectively, available to offset future taxable income. These NOLs carryforward indefinitely. The NOLs may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. The amount of the annual limitation, if any, will generally be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

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

A reconciliation of the income tax rate to the Company’s effective tax rate at December 31, 2021, and December 31, 2020, is as follows:

	As of December 31, 2021	As of December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent Book/Tax Differences	(27.4)%	(15.6)%
Change in valuation allowance	6.4%	(3.4)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$175,109,162	$175,109,162	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$5,600,000	$5,600,000	$—	$—

Warrant Liability – Private Placement Warrants	$3,937,845	$—	$—	$3,937,845

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 9. FAIR VALUE MEASUREMENTS (CONT.)

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

Cash included in the tables above is not material.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Company’s balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Private Warrants were valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement due to the use of unobservable inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation of would result in significantly higher (lower) fair value measurement. In determining the expected volatility, the Company derived the expected volatility from observable public warrant pricing on comparable “blank-check” companies.

A Monte Carlo simulation model was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the expected volatility as was used in measuring the fair value of the Private Warrants. The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker PMVC.WT.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of December 31, 2021	As of December 31, 2020
Stock price	$9.83	$9.49
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	13.67%	25.00%
Risk-free rate	0.71%	0.54%
Dividend yield	0.00%	0.00%
Probability of completing a Business Combination	70.00%	70.00%

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 9. FAIR VALUE MEASUREMENTS (CONT.)

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2021 other than the transfer of the Public Warrants from Level 3 to Level 1. This change was a result of increased trading volume and history on the Public Warrants to appropriately be classified as Level 1.

The change in fair value of the derivative warrant liabilities measured with Level 3 inputs for the years ended December 31, 2021 and December 31, 2020 is summarized as follows:

	Private Warrants	Public Warrants	Total
Fair value as of March 18, 2020 (inception)	$—	$—	$—
Initial measurement on September 30, 2020, Level 3 Inputs(1)	6,027,000	8,837,500	14,864,500
Change in fair value recognized in earnings	246,000	87,500	333,500
Derivative warrant liabilities – Level 3, at December 31, 2020	6,273,000	8,925,000	15,198,000
Change in fair value recognized in earnings	61,500	175,000	236,500
Derivative warrant liabilities – Level 3, at March 31, 2021	6,334,500	9,100,000	15,434,500
Change in fair value recognized in earnings	(793,965)	(1,137,500)	(1,931,465)
Derivative warrant liabilities – Level 3, at June 30, 2021	5,540,535	7,962,500	13,503,035
Change in fair value recognized in earnings	(1,414,967)	(2,033,500)	(3,448,467)
Derivative warrant liabilities – Level 3, at September 30, 2021	4,125,568	5,929,000	10,054,568
Transfer of Public Warrants to Level 1	—	(5,929,000)	(5,929,000)
Change in fair value recognized in earnings	(187,723)	—	(187,723)
Fair value as of December 31, 2021	$3,937,845	$—	$3,937,845

(1)	There was no measurable difference in fair value between the date of our Initial Public Offering on September 24, 2020, and September 30, 2020.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.