Form 10-Q
period 2022-03-31
PMV Consumer Acquisition Corp.
filed 2022-05-11
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

(561) 318-3766

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one redeemable Warrant	PMVC.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	PMVC	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	PMVC.WS	The New York Stock Exchange

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

As of May 11, 2022, there are 17,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,375,000 shares of Class B convertible common stock, par value $0.0001 per share, issued and outstanding.

 PMV CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$1,288,374	$1,512,496
Prepaid expenses	68,336	103,084
Total Current Assets	1,356,710	1,615,580

Cash and marketable securities held in Trust Account	175,151,406	175,109,162
TOTAL ASSETS	$176,508,116	$176,724,742

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liability - accrued expenses	$252,524	$256,203

Deferred underwriting fee payable	6,125,000	6,125,000
Derivative warrant liabilities	3,874,000	9,537,845
Total Liabilities	10,251,524	15,919,048

Commitments and contingencies
Class A common stock subject to possible redemption, 17,500,000 shares at redemption value of $10.00 per share	175,000,000	175,000,000

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized	—	—
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,375,000 shares issued and outstanding (1)	437	437
Additional paid-in capital	66	66
Accumulated deficit	(8,743,911)	(14,194,809)
Total Stockholders’ Equity (Deficit)	(8,743,408)	(14,194,306)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$176,508,116	$176,724,742

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

General and administrative expenses	$205,191	$167,428
Franchise tax expense	50,000	49,974
Loss from operations	(255,191)	(217,402)

Other income (expense):
Interest earned on marketable securities held in Trust Account	42,244	33,070
Fair value adjustment on derivative warrant liabilities	5,663,845	(236,500)
Other income (expense)	5,706,089	(203,430)

Income (loss) before provision for income taxes	5,450,898	(420,832)
Provision for income taxes	—	—
Net income (loss)	$5,450,898	$(420,832)

Weighted average shares outstanding, of Class A common stock	17,500,000	17,500,000

Basic and diluted net income (loss) per share, Class A common stock	$0.25	$(0.02)

Weighted average shares outstanding, of Class B convertible common stock(1)	4,375,000	4,375,000

Basic and diluted net income (loss) per share, Class B convertible common stock	$0.25	$(0.02)

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2021	—	$—	4,375,000	$437	$66	$(14,194,809)	$(14,194,306)

Net income	—	—	—	—	—	5,450,898	5,450,898

Balance – March 31, 2022 (Unaudited)	—	$—	4,375,000	$437	$66	$(8,743,911)	$(8,743,408)

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	—	$—	4,375,000	$437	$66	$(19,229,274)	$(19,228,771)

Net loss	—	—	—	—	—	(420,832)	(420,832)

Balance - March 31, 2021 (Unaudited)	—	$—	4,375,000	$437	$66	$(19,650,106)	$(19,649,603)

(1)	On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$5,450,898	$(420,832)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(42,244)	(33,070)
Change in fair value of derivative warrant liability	(5,663,845)	236,500
Changes in operating assets and liabilities
Prepaid expenses	34,748	51,869
Accrued expenses	(3,679)	(94,500)
Net cash used in operating activities	(224,122)	(260,033)

Cash Flows from Investing Activities:
Proceeds from maturity of securities in Trust Account	—	175,073,579
Investment of cash in Trust Account	—	(175,073,579)
Net cash used in investing activities	—	—

Net Change in Cash	(224,122)	(260,033)
Cash – Beginning of period	1,512,496	2,005,228
Cash – End of period	$1,288,374	$1,745,195

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Offering costs amounted to $9,957,390, consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, of which $175,000 was offset with a credit paid by the Underwriter. In addition, at March 31, 2022, $1,288,374 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

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
MARCH 31, 2022
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
MARCH 31, 2022
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

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
MARCH 31, 2022
(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022, and December 31, 2021, the assets held in the Trust Account were held primarily in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, and December 31, 2021, 17,500,000 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company has classified all of the shares of Class A common stock as temporary equity. Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

 Common Stock Subject to Possible Redemption (Cont.)

The Class A common stock subject to possible redemption reflected on the balance sheets as of March 31, 2022, and December 31, 2021, are reconciled in the following table:

Gross proceeds	$175,000,000
Less:
Proceeds allocated to public warrants	(8,837,500)
Class A shares offering costs	(9,454,542)
Plus:
Accretion of carrying value to redemption value	18,292,042
Class A common stock subject to possible redemption	$175,000,000

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between temporary equity, stockholders’ equity (deficit) and expense. The portion of offering costs allocated to the public warrants has been charged to expense. The portion of the offering costs allocated to the public shares has been charged to temporary equity. On September 24, 2020, offering costs amounting to $9,957,390 (consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, net of a $175,000 credit paid by the Underwriter) were allocated as follows: $502,848 in offering costs was charged to expense and $9,454,542 was charged to temporary equity.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the warrants are contingent upon the occurrence of future events and average market price of the Company’s Class A common stock for the three month periods ended March 31, 2022 and March 31, 2021, was below the Warrants’ $11.50 exercise price. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

The Company has two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class B convertible common stock (the “Founder Shares”). Earnings and losses are shared pro-rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings as the redemption value approximates fair value.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

Recent Accounting Pronouncements

In August 2020, the FASB issued “Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis. The Company adopted ASU 2020-06 on January 1, 2022. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by September 24, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 24, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 3—INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,500,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4—PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,150,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $6,150,000. Each Private Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 5). The proceeds from the Private Warrants will be added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

The over-allotment option was not exercised, consequently 656,250 Founder Shares were forfeited on November 5, 2020. As of March 31, 2022, and December 31, 2021, the issued and outstanding shares of Class B convertible common stock is 4,375,000 shares.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 5—RELATED PARTY TRANSACTIONS (CONT.)

Founder Shares (Cont.)

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

Promissory Note—Related Party

On June 16, 2020, the Sponsor agreed to loan the Company up to an aggregate of $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of (i) June 16, 2021, (ii) the completion of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. On October 13, 2020, the balance of $150,000 was repaid in full. As of March 31, 2022, and December 31, 2021, there was no outstanding balance under this promissory note.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2022, and March 31, 2021, the Company incurred fees for these services of $30,000 each. Administrative support fees included in accounts payable and accrued expenses in the accompanying condensed balance sheets at March 31, 2022, and December 31, 2021, were $182,000 and $152,000, respectively.

 Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers or directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, and December 31, 2021, there were no Working Capital Loans outstanding.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

NOTE 7—STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022, and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 7—STOCKHOLDERS’ EQUITY (DEFICIT) (CONT.)

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

At March 31, 2022, and December 31, 2021, there were 17,500,000 Class A common shares issued and outstanding, including 17,500,000 Class A common shares subject to possible redemption which have been reflected as temporary equity on the condensed balance sheets. At March 31, 2022, and December 31, 2021, there were 4,375,000 shares of Class B convertible common stock issued and outstanding.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 7—STOCKHOLDERS’ EQUITY (DEFICIT) (CONT.)

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

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s sponsor, initial stockholders or their affiliates, without taking into account any Founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummated an initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 8—INCOME TAX

The Company’s net deferred tax asset at March 31, 2022, is as follows:

Deferred tax asset
Organizational costs/Start-up expenses	$110
Federal Net Operating Loss	228,164
Total deferred tax asset	228,274
Valuation allowance	(228,274)
Deferred tax asset, net of allowance	$—

As of March 31, 2022, and December 31, 2021, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $1,087,018 and $874,071, respectively, available to offset future taxable income. These NOLs carryforward indefinitely. The NOLs may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. The amount of the annual limitation, if any, will generally be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

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

A reconciliation of the income tax rate to the Company’s effective tax rate at March 31, 2022, is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	(21.8)%
Valuation allowance	0.8%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022, and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$175,151,406	$175,151,406	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$2,275,000	$2,275,000	$—	$—

Warrant Liability – Private Placement Warrants	$1,599,000	$—	$—	$1,599,000

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (CONT.)

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

Cash included in the tables above are not material.

Level 3 financial liabilities at March 31, 2022 consist of the Private Placement Warrant liability as there is little or no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company’s Public Warrants were reclassified from Level 3 to Level 1 in Q4 2021; their fair value at March 31, 2022 is based on an observable market quote. The fair value of the Public Warrants prior to Q4 2021 and the fair value of the Private Warrants is based on a Monte Carlo simulation model, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The aforementioned warrant liabilities are not subject to qualified hedge accounting. There were no transfers between levels within the fair value hierarchy during the quarter ended March 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of March 31, 2022	As of December 31, 2021
Stock price	$9.88	$9.83
Strike price	$11.50	$11.50
Warrant price	$0.26	$0.64
Term (in years)	5.0	5.0
Volatility	13.67%	13.67%
Risk-free rate	0.71%	0.71%
Dividend yield	0.00%	0.00%
Probability of completing a Business Combination	70.00%	70.00%

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (CONT.)

The following table presents the changes in the fair value of warrant liabilities:

	Private Warrants	Public Warrants	Total
Fair value as of March 18, 2020 (inception)	$—	$—	$—
Initial measurement on September 30, 2020, Level 3 Inputs(1)	6,027,000	8,837,500	14,864,500
Change in fair value recognized in earnings	246,000	87,500	333,500
Derivative warrant liabilities – Level 3, at December 31, 2020	6,273,000	8,925,000	15,198,000
Change in fair value recognized in earnings	61,500	175,000	236,500
Derivative warrant liabilities – Level 3, at March 31, 2021	6,334,500	9,100,000	15,434,500
Change in fair value recognized in earnings	(793,965)	(1,137,500)	(1,931,465)
Derivative warrant liabilities – Level 3, at June 30, 2021	5,540,535	7,962,500	13,503,035
Change in fair value recognized in earnings	(1,414,967)	(2,033,500)	(3,448,467)
Derivative warrant liabilities – Level 3, at September 30, 2021	4,125,568	5,929,000	10,054,568
Transfer of Public Warrants to Level 1	—	(5,929,000)	(5,929,000)
Change in fair value recognized in earnings	(187,723)	—	(187,723)
Derivative warrant liabilities – Level 3, at December 31, 2021	3,937,845	—	3,937,845
Change in fair value recognized in earnings	(2,338,845)	—	(2,338,845)
Derivative warrant liabilities – Level 3, at March 31, 2022	$1,599,000	$—	$1,599,000

(1)	There was no measurable difference in fair value between the date of the Company’s Initial Public Offering on September 24, 2020, and September 30, 2020.

NOTE 10—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, and March 31, 2021, we had a net income (loss) of $5,450,898 and ($420,832), respectively, which consists of interest income on marketable securities held in the Trust Account of $42,244 and $33,070, respectively, and a fair value adjustment on derivative liabilities of $5,663,845 and $236,500, respectively, offset by operating costs of $255,191 and $217,402, respectively.

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

As of March 31, 2022, we had marketable securities held in the Trust Account of $175,151,406 (including $151,406 of interest income) consisting primarily of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we had not withdrawn any interest earned on the Trust Account.

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

As of March 31, 2022, we had cash of $1,288,374 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

For the three months ended March 31, 2022, cash used in operating activities was $224,122. Net income of $5,450,898 was affected by interest earned on marketable securities held in the Trust Account of $42,244, a change in fair value of derivative warrant liabilities of $5,663,845, and net increase of changes in operating assets and liabilities of $31,069.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Class A Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value.

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

Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, and December 31, 2021, 17,500,000 Class A common shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of our condensed balance sheets.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the average market price of the Company’s Class A common stock for the three months ended March 31, 2022 was below the Warrants’ $11.50 exercise price. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through March 31, 2022, our efforts were limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination, including the consummation of the Merger. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weakness was identified in 2021 related to our accounting for complex financial instruments. This material weakness resulted in the restatement of our audited financial statements as of and for the year ended December 31, 2020, and our unaudited interim financial statements as of and for the quarters and year to date periods ended September 31. 2020, March 31, 2021, June 30, 2021, and September 30, 2021.

Remediation Plan and Status

In light of the material weakness in our internal controls, management has taken steps to enhance and improve the design and operating effectiveness of our internal controls over complex financial instruments, including the following implemented steps: (i) on-boarded additional qualified personnel with the requisite experience and training to supplement existing accounting professionals; (ii) expanded and improved the review process for complex securities and related accounting standards; and (iii) enhanced access to accounting literature.

We are working to remediate the material weakness as quickly and efficiently as possible and expect that the material weakness will be remediated in 2022. This expected timing incorporates management's continued efforts to strengthen processes, controls and policies as described above, as well as the necessary steps required to perform a management assessment of our internal controls. Notwithstanding the material weakness described above, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended March 31, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1a. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Form 10-K filed with the SEC on March 10, 2022, for the year ended December 31, 2021.

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

Summary of Risk Factors

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

●	Our public stockholders are relying on management to locate a suitable target business for a potential business combination. We may not be successful in identifying a suitable target business and, even if one is identified, no assurance can be provided that we will successfully negotiate and consummate a business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	We may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

Summary of Risk Factors (Continued)

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	Our public stockholders ability to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	Our public stockholders ability to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	Our public stockholders ability to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	If our stockholders fail to receive notice of our offer to redeem our Public Shares in connection with our business combination, or our stockholders fails to comply with the procedures for tendering their shares, such shares may not be redeemed.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers and directors which may raise potential conflicts of interest.

●	We will likely only be able to complete one business combination with the proceeds of the Initial Public Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

●	The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a “going concern.”

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

In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

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

As a result, included on our balance sheet as of March 31, 2022, and December 31, 2021, and contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. On November 5, 2020, the Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of March 31, 2022, 4,375,000 Founder Shares are issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

PMV Consumer Acquisition Corp.

Date: May 11, 2022	By:	/s/ P. Kasper Jacobsen
	Name:	P. Kasper Jacobsen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)