Form 10-Q
period 2022-06-30
PMV Consumer Acquisition Corp.
filed 2022-08-04
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 4, 2022, there are 17,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,375,000 shares of Class B convertible common stock, par value $0.0001 per share, issued and outstanding.

 PMV CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$1,168,858	$1,512,496
Prepaid expenses	33,203	103,084
Total Current Assets	1,202,061	1,615,580

Cash and marketable securities held in Trust Account	175,436,661	175,109,162
TOTAL ASSETS	$176,638,722	$176,724,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liability
Accrued expenses	$403,441	$256,203
Income taxes payable	9,555	—
Total current liabilities	412,996

Deferred underwriting fee payable	6,125,000	6,125,000
Derivative warrant liabilities	1,639,975	9,537,845
Total Liabilities	8,177,971	15,919,048

Commitments and contingencies
Class A common stock subject to possible redemption, 17,500,000 shares at redemption value of $10.00 per share	175,000,000	175,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized	—	—
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,375,000 shares issued and outstanding	437	437
Additional paid-in capital	66	66
Accumulated deficit	(6,539,752)	(14,194,809)
Total Stockholders’ Deficit	(6,539,249)	(14,194,306)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$176,638,722	$176,724,742

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative expenses	$255,566	$121,062	$460,757	$288,490
Franchise tax expense	50,000	63,169	100,000	113,143
Loss from operations	(305,566)	(184,231)	(560,757)	(401,633)

Other income :
Interest earned on marketable securities held in Trust Account	285,255	1,954	327,499	35,024
Fair value adjustment on derivative warrant liabilities	2,234,025	1,931,465	7,897,870	1,694,965
Other income	2,519,280	1,933,419	8,225,369	1,729,989

Income before provision for income taxes	2,213,714	1,749,188	7,664,612	1,328,356
Provision for income taxes	(9,555)	—	(9,555)	—
Net income	$2,204,159	$1,749,188	$7,655,057	$1,328,356

Weighted average shares outstanding, of Class A common stock	17,500,000	17,500,000	17,500,000	17,500,000

Basic and diluted net income per share, Class A common stock	$0.10	$0.08	$0.35	$0.06

Weighted average shares outstanding, of Class B convertible common stock	4,375,000	4,375,000	4,375,000	4,375,000

Basic and diluted net income per share, Class B convertible common stock	$0.10	$0.08	$0.35	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	4,375,000	$437	$66	$(14,194,809)	$(14,194,306)

Net income	—	—	—	—	—	5,450,898	5,450,898

Balance – March 31, 2022 (Unaudited)	—	$—	4,375,000	$437	$66	$(8,743,911)	$(8,743,408)

Net income	—	—	—	—	—	2,204,159	2,204,159

Balance – June 30, 2022 (Unaudited)	—	$—	4,375,000	$437	$66	$(6,539,752)	$(6,539,249)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	—	$—	4,375,000	$437	$66	$(19,229,274)	$(19,228,771)

Net loss	—	—	—	—	—	(420,832)	(420,832)

Balance – March 31, 2021 (Unaudited)	—	$—	4,375,000	$437	$66	$(19,650,106)	$(19,649,603)

Net income	—	—	—	—	—	1,749,188	1,749,188

Balance – June 30, 2021 (Unaudited)	—	$—	4,375,000	$437	$66	$(17,900,918)	$(17,900,415)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,655,057	$1,328,356
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(327,499)	(35,023)
Change in fair value of derivative warrant liabilities	(7,897,870)	(1,694,965)
Changes in operating assets and liabilities
Prepaid expenses	69,881	87,487
Income taxes payable	9,555	—
Accrued expenses	147,238	(64,500)
Net cash used in operating activities	(343,638)	(378,645)

Net Change in Cash	(343,638)	(378,645)
Cash – Beginning of period	1,512,496	2,005,228
Cash – End of period	$1,168,858	$1,626,583

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Offering costs amounted to $9,957,390, consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, of which $175,000 was offset with a credit paid by the Underwriter. In addition, at June 30, 2022, $1,168,858 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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
JUNE 30, 2022
(Unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account and deferred underwriting commissions) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

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
JUNE 30, 2022
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
JUNE 30, 2022
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022, which contains the audited financial statements and notes thereto. The interim results for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

Reclassifications

Certain reclassifications have been made to the historical financial statements to conform to the current year’s presentation. Certain balances in the June 30, 2021 cash flow have been presented on a net basis to conform to the current period presentation. Such reclassifications have no effect on net income (loss) as previously reported.

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
JUNE 30, 2022
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022, and December 31, 2021, the assets held in the Trust Account were held primarily in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, and December 31, 2021, 17,500,000 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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
JUNE 30, 2022
(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Common Stock Subject to Possible Redemption (Cont.)

The Class A common stock subject to possible redemption reflected on the balance sheets as of June 30, 2022, and December 31, 2021, are reconciled in the following table:

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

Derivative Warrant Liabilities

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
JUNE 30, 2022
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the warrants are contingent upon the occurrence of future events and average market price of the Company’s Class A common stock for the three and six month periods ended June 30, 2022 and June 30, 2021, was below the Warrants’ $11.50 exercise price. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

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

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except share amounts):

	For the Three Months Ended June 30, 2022				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share of common stock
Numerator:
Allocation of net income	$1,763,327	$440,832	$1,399,350	$349,838	$6,124,046	$1,531,011	$1,062,685	$265,671
Denominator:
Basic weighted average shares outstanding	17,500,000	4,375,000	17,250,000	4,375,000	17,500,000	4,375,000	17,500,000	4,375,000

Basic net income per share of common stock	$0.10	$0.10	$0.08	$0.08	$0.35	$0.35	$0.06	$0.06

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

In August 2020, the FASB issued “Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis. The Company adopted ASU 2020-06 on January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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
JUNE 30, 2022
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

The over-allotment option was not exercised, consequently 656,250 Founder Shares were forfeited on November 5, 2020. As of June 30, 2022, and December 31, 2021, the issued and outstanding shares of Class B convertible common stock is 4,375,000 shares.

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
JUNE 30, 2022
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

Promissory Note—Related Party

On June 16, 2020, the Sponsor agreed to loan the Company up to an aggregate of $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of (i) June 16, 2021, (ii) the completion of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. On October 13, 2020, the balance of $150,000 was repaid in full. As of June 30, 2022, and December 31, 2021, there was no outstanding balance under this promissory note.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For each of the three and six months ended June 30, 2022 and June 30, 2021, the Company incurred fees for these services of $30,000 and $60,000 respectively. Administrative support fees included in accrued expenses in the accompanying unaudited condensed balance sheets at June 30, 2022, and December 31, 2021, were $212,000 and $152,000, respectively.

 Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers or directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022, and December 31, 2021, there were no Working Capital Loans outstanding.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

NOTE 7—STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022, and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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
JUNE 30, 2022
(Unaudited)

NOTE 7—STOCKHOLDERS’ DEFICIT (CONT.)

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

At June 30, 2022, and December 31, 2021, there were 17,500,000 Class A common shares issued and outstanding, including 17,500,000 Class A common shares subject to possible redemption which have been reflected as temporary equity on the condensed balance sheets. At June 30, 2022, and December 31, 2021, there were 4,375,000 shares of Class B convertible common stock issued and outstanding.

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
JUNE 30, 2022
(Unaudited)

NOTE 7—STOCKHOLDERS’ DEFICIT (CONT.)

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 8—INCOME TAX

The Company’s net deferred tax asset at June 30, 2022, is as follows:

Deferred tax asset
Organizational costs/Start-up expenses	$14,036
Federal Net Operating Loss	228,058
Total deferred tax asset	242,094
Valuation allowance	(242,094)
Deferred tax asset, net of allowance	$—

As of June 30, 2022, and December 31, 2021, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $66,839 and $248,838, respectively, available to offset future taxable income. These NOLs carryforward indefinitely. The NOLs may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. The amount of the annual limitation, if any, will generally be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

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

A reconciliation of the income tax rate to the Company’s effective tax rate for the six months ended June 30, 2022, is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	(21.6)%
Valuation allowance	0.8%
Income tax provision	0.2%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022, and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$175,419,734	$175,419,734	$—	$—
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$962,501	$962,501	$—	$—

Derivative Warrant Liabilities – Private Placement Warrants	$677,474	$—	$—	$677,474

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (CONT.)

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$175,436,661	$175,436,661	$—	$—
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$5,600,000	$5,600,000	$—	$—

Derivative Warrant Liabilities – Private Placement Warrants	$3,937,845	$—	$—	$3,937,845

Cash included in the table above was $366,501 as of June 30, 2022 and $195 as of December 31, 2021.

Level 3 financial liabilities at June 30, 2022 consist of the Private Placement Warrant liability as there is little or no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company’s Public Warrants were reclassified from Level 3 to Level 1 in Q4 2021; their fair value at June 30, 2022 is based on an observable market quote. The fair value of the Public Warrants prior to Q4 2021 and the fair value of the Private Warrants is based on a Monte Carlo simulation model, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The aforementioned warrant liabilities are not subject to qualified hedge accounting. There were no transfers between levels within the fair value hierarchy during the quarter ended June 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of June 30, 2022	As of December 31, 2021
Stock price	$9.92	$9.83
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	5.14%	13.67%
Risk-free rate	2.93%	0.71%
Dividend yield	0.00%	0.00%
Probability of completing a Business Combination	50.00%	70.00%

PMV CONSUMER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (CONT.)

The following table presents the changes in the fair value of warrant liabilities:

	Private Warrants	Public Warrants	Total
Fair value as of March 18, 2020 (inception)	$—	$—	$—
Initial measurement on September 30, 2020, Level 3 Inputs(1)	6,027,000	8,837,500	14,864,500
Change in fair value recognized in earnings	246,000	87,500	333,500
Derivative warrant liabilities – Level 3, at December 31, 2020	6,273,000	8,925,000	15,198,000
Change in fair value recognized in earnings	61,500	175,000	236,500
Derivative warrant liabilities – Level 3, at March 31, 2021	6,334,500	9,100,000	15,434,500
Change in fair value recognized in earnings	(793,965)	(1,137,500)	(1,931,465)
Derivative warrant liabilities – Level 3, at June 30, 2021	5,540,535	7,962,500	13,503,035
Change in fair value recognized in earnings	(1,414,967)	(2,033,500)	(3,448,467)
Derivative warrant liabilities – Level 3, at September 30, 2021	4,125,568	5,929,000	10,054,568
Transfer of Public Warrants to Level 1	—	(5,929,000)	(5,929,000)
Change in fair value recognized in earnings	(187,723)	—	(187,723)
Derivative warrant liabilities – Level 3, at December 31, 2021	3,937,845	—	3,937,845
Change in fair value recognized in earnings	(2,338,845)	—	(2,338,845)
Derivative warrant liabilities – Level 3, at March 31, 2022	1,599,000	—	1,599,000
Change in fair value recognized in earnings	(921,526)	—	(921,526)
Derivative warrant liabilities – Level 3, at June 30, 2022	$677,474	$—	$677,474

(1)	There was no measurable difference in fair value between the date of the Company’s Initial Public Offering on September 24, 2020, and September 30, 2020.

NOTE 10—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued, and has concluded that all such events that would require adjustment of disclosure have been recognized and disclosed.

On July 1, 2022, pursuant to the trust agreement dated as of September 24, 2020 between the Company and CST, the Company withdrew $358,497 of interest income from the Trust Account for the reimbursement of the Company’s previously paid Delaware Franchise Taxes.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2022, we had a net income of $2,204,159 and $7,655,057, respectively, which consists of interest income on marketable securities held in the Trust Account of $285,255 and $327,499, respectively, and a fair value adjustment on derivative liabilities of $2,234,025 and $7,897,870, respectively, offset by operating costs of $305,556 and $560,757, respectively, and provision for income taxes for $9,555.

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

As of June 30, 2022, we had marketable securities held in the Trust Account of $175,436,661 (including $436,661 of interest income) consisting primarily of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we had not withdrawn any interest earned on the Trust Account.

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

As of June 30, 2022, we had cash of $1,168,858 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

For the six months ended June 30, 2022, cash used in operating activities was $343,638. Net income of $7,655,057 was affected by interest earned on marketable securities held in the Trust Account of $327,499, a change in fair value of derivative warrant liabilities of $7,897,870, and net increase of changes in operating assets and liabilities of $226,674.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, and December 31, 2021, 17,500,000 Class A common shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of our condensed balance sheets.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the average market price of the Company’s Class A common stock for the six months ended June 30, 2022 was below the Warrants’ $11.50 exercise price. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through June 30, 2022, our efforts were limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination, including the consummation of the Merger. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended June 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

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

As a result, included on our balance sheets as of June 30, 2022, and December 31, 2021, and contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. On November 5, 2020, the Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of June 30, 2022, 4,375,000 Founder Shares are issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

PMV Consumer Acquisition Corp.

Date: August 4, 2022	By:	/s/ P. Kasper Jacobsen
	Name:	P. Kasper Jacobsen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)