Form 10-K/A
period 2021-12-31
PMV Consumer Acquisition Corp.
filed 2022-10-03
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated September 21, 2020, as filed with the Securities and Exchange Commission on September 22, 2020, pursuant to Rule 424(b)(4) (SEC File No. (333-241670) is incorporated into certain portions of Parts I, II, and III, as disclosed herein

EXPLANATORY NOTE

PMV Consumer Acquisition Corp. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment No. 1”) to amend its Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022 (the “Original Filing”) solely for the purpose of amending and restating the Section 302 certifications set forth in Exhibits 31.1 and 31.2 of the Original Filing, to include the introductory language in paragraph 4 referring to internal control over financial reporting. The Company’s Co-Principal Executive Officers and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2 and 31.3).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, the Company has not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s filings with the SEC subsequent to the Original Filing.

Item 15(3). Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

No.	Description of Exhibit

31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMV Consumer Acquisition Corp.

Date: October 3, 2022	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: October 3, 2022	By:	/s/ Robert LaPenta, Jr.
	Name:	Robert LaPenta, Jr.
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: October 3, 2022	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marc Gabelli	Chairman and Co-Chief Executive Officer	October 3, 2022
Marc Gabelli	(Co-Principal Executive Officer)

/s/ Robert LaPenta, Jr.	Co-Chief Executive Officer	October 3, 2022
Robert LaPenta, Jr.	(Co-Principal Executive Officer)

/s/ Joseph A. Gabelli	Co-President	October 3, 2022
Joseph A. Gabelli

/s/ Timothy Foufas	Co-President	October 3, 2022
Timothy Foufas

/s/ Nathan G. Miller	Chief Financial Officer	October 3, 2022
Nathan G. Miller

/s/ John N. Givissis	Senior Vice President and Chief Accounting Officer	October 3, 2022
John N. Givissis	(Principal accounting and financial officer)

/s/ P. Kasper Jakobsen	Director	October 3, 2022
P. Kasper Jakobsen

/s/ Clarence A. Davis	Director	October 3, 2022
Clarence A. Davis

/s/ Susan V. Watson	Director	October 3, 2022
Susan V. Watson

/s/ Daniel E. Zucchi	Director	October 3, 2022
Daniel E. Zucchi

3