Form 10-Q/A
period 2022-03-31
PMV Consumer Acquisition Corp.
filed 2022-10-03
CIK 1807765

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

EXPLANATORY NOTE

PMV Consumer Acquisition Corp. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on May 11, 2022 (the “Original Filing”) solely for the purpose of amending and restating the Section 302 certifications set forth in Exhibits 31.1 and 31.2 of the Original Filing, to include paragraph 4(b) language referring to internal control over financial reporting. The Company’s Co-Principal Executive Officers and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2 and 31.3).

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

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

3