Form 10-Q
period 2022-09-30
PMV Consumer Acquisition Corp.
filed 2022-11-14
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

(561) 318-3766

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one redeemable Warrant	PMVC.U	N/A
Class A Common Stock, par value $0.0001 per share	PMVC	N/A
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	PMVC.WS	N/A

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

As of November 14, 2022, there are 5,046,609 shares of Class A common stock, par value $0.0001 per share, 1,175,000 shares of Class B convertible common stock, par value $0.0001 per share, and 200,000 Class C common stock, par value $0.0001 per share, issued and outstanding.

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$1,436,262	$1,512,496
Prepaid expenses	100,359	103,084
Total Current Assets	1,536,621	1,615,580

Cash and marketable securities held in Trust Account	21,565,725	175,109,162
TOTAL ASSETS	$23,102,346	$176,724,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$581,306	$256,203
Income taxes payable	22,160	—
Total current liabilities	603,466	256,203

Deferred underwriting fee payable	1,531,250	6,125,000
Derivative warrant liabilities	671,615	9,537,845
Total Liabilities	2,806,331	15,919,048

Commitments and contingencies
Class A convertible common stock subject to possible redemption, 2,046,609 and 17,500,000 shares at redemption value of $10.02 and $10.00 per share as of September 30, 2022 and December 31, 2022, respectively	20,513,565	175,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Class A convertible common stock, $0.0001 par value; 45,000,000 shares authorized	—	—
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,375,000 shares issued and outstanding	437	437
Class C common stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Special Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	602,197	66
Accumulated deficit	(820,184)	(14,194,809)
Total Stockholders’ Deficit	(217,550)	(14,194,306)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,102,346	$176,724,742

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative expenses	$351,802	$111,293	$812,559	$399,783
Franchise tax expense	60,000	36,831	160,000	149,974
Loss from operations	(411,802)	(148,124)	(972,559)	(549,757)

Other income:
Interest earned on marketable securities held in Trust Account	686,865	9,320	1,014,364	44,344
Fair value adjustment on derivative warrant liabilities	968,360	3,448,467	8,866,230	5,143,432
Forgiveness of deferred underwriting fee payable	4,593,750	—	4,593,750	—
Other income	6,248,975	3,457,787	14,474,344	5,187,776

Income before provision for income taxes	5,837,173	3,309,663	13,501,785	4,638,019
Provision for income taxes	(117,605)	—	(127,160)	—
Net income	$5,719,568	$3,309,663	$13,374,625	$4,638,019

Weighted average shares outstanding, of Class A common stock	16,990,548	17,500,000	17,329,558	17,500,000

Basic and diluted net income per share, Class A common stock	$0.27	$0.15	$0.62	$0.21

Weighted average shares outstanding, of Class B convertible common stock	4,375,000	4,375,000	4,375,000	4,375,000

Basic and diluted net income per share, Class B convertible common stock	$0.27	$0.15	$0.62	$0.21

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	4,375,000	$437	$66	$(14,194,809)	$(14,194,306)

Net income	—	—	—	—	—	5,450,898	5,450,898

Balance – March 31, 2022 (Unaudited)	—	—	4,375,000	437	66	(8,743,911)	(8,743,408)

Net income	—	—	—	—	—	2,204,159	2,204,159

Balance – June 30, 2022 (Unaudited)	—	—	4,375,000	437	66	(6,539,752)	(6,539,249)

Contribution of Class B founder shares to Trust Account (Note 1)	—	—	—	—	990,000	—	990,000

Net income	—	—	—	—	—	5,719,568	5,719,568

Remeasurement adjustment to amount subject to possible redemption	—	—	—	—	(387,869)	—	(387,869)

Balance – September 30, 2022 (Unaudited)	—	$—	4,375,000	$437	$602,197	$(820,184)	$(217,550)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	—	$—	4,375,000	$437	$66	$(19,229,274)	$(19,228,771)

Net loss	—	—	—	—	—	(420,832)	(420,832)

Balance – March 31, 2021 (Unaudited)	—	—	4,375,000	437	66	(19,650,106)	(19,649,603)

Net income	—	—	—	—	—	1,749,188	1,749,188

Balance – June 30, 2021 (Unaudited)	—	—	4,375,000	437	66	(17,900,918)	(17,900,415)

Net income	—	—	—	—	—	3,309,663	3,309,663

Balance – September 30, 2021 (Unaudited)	—	$—	4,375,000	$437	$66	$(14,591,255)	$(14,590,752)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$13,374,625	$4,638,019
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,014,364)	(44,344)
Change in fair value of derivative warrant liabilities	(8,866,230)	(5,143,432)
Forgiveness of deferred underwriting payable	(4,593,750)	—
Changes in operating assets and liabilities
Prepaid expenses	2,725	123,501
Income taxes payable	22,160	—
Accrued expenses	325,103	(8,279)
Net cash used in operating activities	(749,731)	(434,535)

Cash Flows from Investing Activities:
Cash withdrawn from trust account to pay franchise and income taxes	673,497	—
Cash withdrawn from trust account to redeem investors	154,874,304	—
Net cash provided by investing activities	155,547,801	—

Cash Flows from Financing Activities:
Redemption of Class A common stock	(154,874,304)	—
Net cash used in financing activities	(154,874,304)	—

Net Change in Cash	(76,234)	(434,535)
Cash – Beginning of period	1,512,496	2,005,228
Cash – End of period	$1,436,262	$1,570,693

Non-cash investing and financing activities:
Contribution of Class B common stock to the Trust Account	$990,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Offering costs amounted to $9,957,390, consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, of which $175,000 was offset with a credit paid by the Underwriter. In addition, at September 30, 2022, $1,436,262 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

SEPTEMBER 30, 2022

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

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants, including the Private Warrants. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, solely if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. On September 21, 2022, the shareholders approved to amend the Amended and Restated Certificate of Incorporation by (i) eliminating the requirement to maintain $5,000,001 of net tangible book value prior to or upon consummation of a business combination, and (ii) revising paragraph I of Article Sixth of the charter to permit prior to a business combination the issuance of common stock or securities convertible into common stock or the issuance of securities which vote as a class with the common stock on any manner by eliminating the restrictions on such issuance from paragraph I.

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

SEPTEMBER 30, 2022

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

The Company initially had until September 21, 2022 (or such later date as may be approved by the stockholders in an amendment to the Certificate of Incorporation) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income tax obligations and net of up to $50,000 of interest available to be used for liquidation expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

On September 21, 2022, the Company held a special meeting of stockholders (the “Meeting”). The purpose of the Meeting was to approve the following amendments to the Company’s certificate of incorporation, to extend the date by which the Company has to consummate a business combination for one year, from September 21, 2022 to September 21, 2023, conditioned on the deposit of 200,000 shares of Class B common stock (to be converted into Class C common stock) into the Company’s IPO Trust account, to increase authorized stock from 86,000,000 to 120,000,000 shares, of which 100,000,000 shall be shares of common stock, consisting of 45,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock, 25,000,000 shares of Class C common stock and 20,000,000 shares of special common stock, and 20,000,000 shall be shares of preferred stock, to permit the Company’s board of directors to create special common stock in one or more series and to fix for each series the voting powers, designations, preferences, rights, qualifications, limitations and restrictions thereof, to provide for (i) the right of a holder of Class A common stock to convert into Class C common stock on a one-for-one basis, (ii) the right of the Company to redeem Class A common stock in exchange for a pro rata share of the net cash (and not stock) held in the Company’s IPO trust account, unless the holder elects to receive Class C common stock issued on a one-for-one basis, plus a pro rata share of any stock held in the trust account, and (iii) upon such redemption the extinguishment of the legal force and effect of the business combination and trust account provisions contained in paragraphs A through I of Article Sixth of the charter, to (i) eliminate the Class B common stock anti-dilution provisions that require adjustment to maintain the specified 20% class ownership, and (ii) provide for the right of a holder of Class B common stock to convert into Class C common stock on a one-for-one basis. On September 27, 2022, the Company’s Sponsor contributed to the Company for purposes of making a deposit into the Company’s IPO Trust Account of an aggregate of 200,000 shares of Class B common stock (to be converted into Class C common stock) to extend the date by which the Company has to consummate a business combination for one year, from September 21, 2022 to September 21, 2023.

At the special meeting of stockholders on September 21, 2022, in connection with the extension, stockholders holding 15,453,391 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $154,874,303 (approximately $10.02 per share), which included $340,393 of interest earned on the Trust Account which was not previously used to pay the Company’s tax obligation, was removed from the Trust Account to pay such holders. Following these redemptions, the Company had 2,046,609 shares of Class A common stock outstanding and the aggregate amount remaining in the Trust Account at the time was $20,511,170.

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

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

Reclassifications

Certain reclassifications have been made to the historical financial statements to conform to the current year’s presentation. Certain balances in the September 30, 2021 cash flow have been presented on a net basis to conform to the current period presentation. Such reclassifications have no effect on net income as previously reported.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standards at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2021, the assets held in the Trust Account were held primarily in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, and December 31, 2021, 2,046,609 and 17,500,000 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

SEPTEMBER 30, 2022

(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Common Stock Subject to Possible Redemption (Cont.)

The Class A common stock subject to possible redemption reflected on the condensed balance sheets as of September 30, 2022, and December 31, 2021, are reconciled in the following table:

Gross proceeds	$175,000,000
Less:
Proceeds allocated to public warrants	(8,837,500)
Class A shares offering costs	(9,454,542)
Plus:
Accretion of carrying value to redemption value	18,292,042
Class A common stock subject to possible redemption as of December 31, 2021	175,000,000
Less:
Proxy redemption	(154,874,304)
Plus:
Accretion of carrying value to redemption value	387,869
Class A common stock subject to possible redemption as of September 30, 2022	$20,513,565

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the warrants are contingent upon the occurrence of future events and average market price of the Company’s Class A common stock for the three and nine month periods ended September 30, 2022 and September 30, 2021, was below the Warrants’ $11.50 exercise price. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

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

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share of common stock
Numerator:
Allocation of net income	$4,548,378	$1,171,190	$2,647,730	$661,933	$10,678,694	$2,695,931	$3,710,416	$927,603
Denominator:
Basic weighted average shares outstanding	16,990,548	4,375,000	17,250,000	4,375,000	17,329,558	4,375,000	17,500,000	4,375,000

Basic net income per share of common stock	$0.27	$0.27	$0.15	$0.15	$0.62	$0.62	$0.21	$0.21

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis. The Company adopted ASU 2020-06 on January 1, 2022. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by September 21, 2023, then the Company will cease all operations, except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 21, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

SEPTEMBER 30, 2022

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

The over-allotment option was not exercised, consequently 656,250 Founder Shares were forfeited on November 5, 2020. As of September 30, 2022, and December 31, 2021, the issued and outstanding shares of Class B convertible common stock is 4,375,000 shares.

On September 27, 2022, the Company’s Sponsor contributed to the Company for purposes of making a deposit into the Company’s IPO Trust Account of an aggregate of 200,000 shares of Class B common stock (to be converted into Class C common stock) to extend the date by which the Company has to consummate a business combination for one year, from September 21, 2022 to September 21, 2023. Following the contribution, the Sponsor owned 4,175,000 shares of Class B common stock.

The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering, except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination, are subject to certain transfer restrictions as described in more detail below, and prior to a Business Combination have the exclusive right to elect, replace and remove the directors of the Company. Holders of Founder Shares may also elect to convert their shares of Class B convertible common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares following the Initial Public Offering until the earlier to occur of: (A) one year after the completion of the Initial Business Combination, or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Promissory Note—Related Party

On September 16, 2020, the Sponsor agreed to loan the Company up to an aggregate of $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of (i) September 16, 2021, (ii) the completion of the Initial Public Offering, or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. On October 13, 2020, the balance of $150,000 was repaid in full. As of September 30, 2022, and December 31, 2021, there was no outstanding balance under this promissory note.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For each of the three and nine months ended September 30, 2022 and September 30, 2021, the Company incurred fees for these services of $30,000 and $90,000 respectively. Administrative support fees included in accrued expenses in the accompanying unaudited condensed balance sheets at September 30, 2022, and December 31, 2021, were $242,000 and $152,000, respectively.

 Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers or directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, and December 31, 2021, there were no Working Capital Loans outstanding.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. As a result, the Company recognized $4,593,750 of income in relation to the reduction of the deferred underwriter fee in the accompanying condensed financial statements. As of September 30, 2022 and December 31, 2021, the deferred underwriting fee payable is $1,531,250 and $6,125,000, respectively.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 7—STOCKHOLDERS’ DEFICIT

Preferred Stock— At inception, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 20,000,000 shares of preferred stock with a par value of $0.0001. At September 30, 2022, and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock— At inception, the authorized common stock of the Company included up to 75,000,000 shares of Class A common stock and 10,000,000 shares of Class B convertible common stock. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 45,000,000 shares of Class A Convertible common stock, 10,000,000 shares of Class B common stock, 25,000,000 shares of Class C common stock and 20,000,000 shares of special common stock. The shares of Class B convertible common stock will automatically convert into shares of Class A common stock at the time of Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for shares of Class A common stock, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of an initial Business Combination, the ratio at which the Class B convertible common stock will convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B convertible common stock will equal, in the aggregate, 20% of the sum of the shares outstanding upon the completion of the Initial Public Offering plus the number of shares of Class A common stock and equity-linked shares issued or deemed issued in connection with the initial Business Combination (net of conversions), excluding any shares of Class A common stock or equity-linked securities issued to any seller in the initial Business Combination and any Private Warrants or warrants issued to the Sponsor, any of the Company’s officers or directors, or any of their affiliates upon conversion of Working Capital Loans.

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

At September 30, 2022, and December 31, 2021, there were 2,046,609 and 17,500,000 Class A common shares issued and outstanding, including 2,046,609 and 17,500,000 Class A common shares subject to possible redemption which have been reflected as temporary equity on the condensed balance sheets. At September 30, 2022, and December 31, 2021, there were 4,375,000 shares of Class B convertible common stock issued and outstanding.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 7—STOCKHOLDERS’ DEFICIT (CONT.)

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

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s sponsor, initial stockholders or their affiliates, without taking into account any Founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummated an initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value, or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the greater of (i) the Market Value, or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 8—INCOME TAX

The Company’s net deferred tax asset at September 30, 2022, is as follows:

Deferred tax asset
Organizational costs/Start-up expenses	$—
Federal Net Operating Loss	301,936
Total deferred tax asset	301,936
Valuation allowance	(301,936)
Deferred tax asset, net of allowance	$—

As of September 30, 2022, and December 31, 2021, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $0 and $248,838, respectively, available to offset future taxable income. These NOLs carryforward indefinitely. The NOLs may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. The amount of the annual limitation, if any, will generally be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

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

A reconciliation of the income tax rate to the Company’s effective tax rate for the nine months ended September 30, 2022, is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	(20.5)%
Valuation allowance	1.3%
Income tax provision	1.8%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022, and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash, marketable securities, and other securities held in Trust Account	$21,565,725	$20,575,725	$—	$990,000

Liabilities:
Derivative Warrant Liabilities – Public Warrants	$378,875	$378,875	$—	$—

Derivative Warrant Liabilities – Private Placement Warrants	$292,740	$—	$—	$292,740

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Cash included in the table above was $0 as of September 30, 2022 and $195 as of December 31, 2021.

During the three and nine months ended September 30, 2022, the Company withdrew $673,497 of interest income from the Trust Account to pay for taxes and liquidation expenses.

Level 3 financial liabilities at September 30, 2022 consist of the Private Placement Warrant liability as there is little or no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company’s Public Warrants were reclassified from Level 3 to Level 1 in Q4 2021; their fair value at September 30, 2022 is based on an observable market quote. The fair value of the Public Warrants prior to Q4 2021 and the fair value of the Private Warrants is based on a Monte Carlo simulation model, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The aforementioned warrant liabilities are not subject to qualified hedge accounting. There were no transfers between levels within the fair value hierarchy during the three and nine months ended September 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements of Warrant Liabilities:

	As of September 30, 2022	As of December 31, 2021
Stock price	$9.90	$9.83
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	1.03%	13.67%
Risk-free rate	4.12%	0.71%
Dividend yield	0.00%	0.00%
Probability of completing a Business Combination	50.00%	70.00%

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (CONT.)

The following table presents the changes in the fair value of warrant liabilities:

	Private Warrants	Public Warrants	Total
Fair value as of March 18, 2020 (inception)	$—	$—	$—
Initial measurement on September 30, 2020, Level 3 Inputs(1)	6,027,000	8,837,500	14,864,500
Change in fair value recognized in earnings	246,000	87,500	333,500
Derivative warrant liabilities – Level 3, at December 31, 2020	6,273,000	8,925,000	15,198,000
Change in fair value recognized in earnings	61,500	175,000	236,500
Derivative warrant liabilities – Level 3, at March 31, 2021	6,334,500	9,100,000	15,434,500
Change in fair value recognized in earnings	(793,965)	(1,137,500)	(1,931,465)
Derivative warrant liabilities – Level 3, at June 30, 2021	5,540,535	7,962,500	13,503,035
Change in fair value recognized in earnings	(1,414,967)	(2,033,500)	(3,448,467)
Derivative warrant liabilities – Level 3, at September 30, 2021	4,125,568	5,929,000	10,054,568
Transfer of Public Warrants to Level 1	—	(5,929,000)	(5,929,000)
Change in fair value recognized in earnings	(187,723)	—	(187,723)
Derivative warrant liabilities – Level 3, at December 31, 2021	3,937,845	—	3,937,845
Change in fair value recognized in earnings	(2,338,845)	—	(2,338,845)
Derivative warrant liabilities – Level 3, at March 31, 2022	1,599,000	—	1,599,000
Change in fair value recognized in earnings	(921,526)	—	(921,526)
Derivative warrant liabilities – Level 3, at June 30, 2022	677,474	—	677,474
Change in fair value recognized in earnings	(384,734)	—	(384,734)
Derivative warrant liabilities – Level 3, at September 30, 2022	$292,740	$—	$292,740

(1)	There was no measurable difference in fair value between the date of the Company’s Initial Public Offering on September 24, 2020, and September 30, 2020.

On September 27, 2022, the Company’s Sponsor contributed to the Company for purposes of making a deposit into the Company’s IPO Trust Account of an aggregate of 200,000 shares of Class B common stock (to be converted into Class C common stock) to extend the date by which the Company has to consummate a business combination for one year, from September 21, 2022 to September 21, 2023.

The fair value of the Class B common stock is calculated by multiplying the probability of a transaction by the Class A share price. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table provides quantitative information regarding Level 3 fair value measurements of the Class B common stock:

As of September 30, 2022
Stock price	$9.90
Probability of completing a Business Combination	50.00%

The following table presents the changes in the fair value of Class B common stock:

Class B common stock
Initial measurement on September 30, 2022	$990,000

NOTE 10—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued and has concluded that all such events that would require adjustment of disclosure have been recognized and disclosed.

On October 17, 2022, the Sponsor elected to convert 3,000,000 shares of its Class B Common Stock of the Company into 3,000,000 shares of Class A Common Stock of the Company (the “Converted Shares”). Following the conversion, the Sponsor owned 1,175,000 shares of Class B Common Stock, and the Company had 5,046,609 shares of Class A Common Stock outstanding.

On October 24, 2022, the Company’s Class A Common Stock, redeemable warrants and units (consisting of one share of Class A Common Stock and one-half of one redeemable warrant) (collectively, the “Securities”) commenced trading on the OTC Pink; the Company previously announced its intention to voluntarily delist the Securities from the New York Stock Exchange (“NYSE”), and that the last day of trading on the NYSE would be October 21, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2022, we had a net income of $5,719,568 and $13,374,625, respectively, which consists of interest income on marketable securities held in the Trust Account of $686,865 and $1,014,364, respectively, and a fair value adjustment on derivative liabilities of $968,360 and $8,866,230, respectively, and forgiveness of debt of $4,593,750, offset by total operating costs of $411,802 and $972,559, respectively, and provision for income taxes for $117,605 and $127,160, respectively.

For the three and nine months ended September 30, 2021, we had a net income of $3,309,663 and $4,638,019, respectively, which consists of interest income on marketable securities held in the Trust Account of $9,320 and $44,344, respectively, and a fair value adjustment on derivative liabilities of $3,448,467 and $5,143,432, respectively, offset by operating costs of $111,293 and $399,783, and franchise tax expense of $36,831 and $149,974, respectively.

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

As of September 30, 2022, we had $21,565,725 in the Trust Account, which consisted of marketable securities held in the Trust Account of $20,575,725 (including $109,635 of interest income) consisting primarily of money market funds which are invested primarily in U.S. Treasury Securities and $990,000 of Class B common stock. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we had withdrawn $673,498 interest earned on the Trust Account.

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

As of September 30, 2022, we had cash of $1,436,262 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

For the nine months ended September 30, 2022, cash used in operating activities was $749,731. Net income of $13,374,625 was affected by interest earned on marketable securities held in the Trust Account of $1,014,364, a change in fair value of derivative warrant liabilities of $8,866,230, forgiveness of debt of $4,593,750 and net increase of changes in operating assets and liabilities of $349,988.

For the nine months ended September 30, 2021, cash used in operating activities was $434,535. Net income of $4,638,019 was affected by interest earned on marketable securities held in the Trust Account of $44,344, a change in fair value of derivative warrant liabilities of $5,143,432, and net increase of changes in operating assets and liabilities of $115,222.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by September 21, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 21, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. As a result, the Company recognized $4,593,750 of income in relation to the reduction of the deferred underwriter fee in the accompanying condensed financial statements. As of September 30, 2022 and December 31, 2021, the deferred underwriting fee payable is $1,531,250 and $6,125,000, respectively.

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

Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, and December 31, 2021, 2,046,609 and 17,500,000 Class A common shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of our condensed balance sheets.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the average market price of the Company’s Class A common stock for the nine months ended September 30, 2022 was below the Warrants’ $11.50 exercise price. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis. The Company adopted ASU 2020-06 on January 1, 2022. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through September 30, 2022, our efforts were limited to organizational activities, activities relating to our initial public offering and, since the initial public offering, the search for a target business with which to consummate an initial business combination, including the consummation of the Business Combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Principal Executive Officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officer and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Co-Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended September 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●

If our stockholders fail to receive notice of our offer to redeem our Public Shares in connection with our business combination, or our stockholders fail to comply with the procedures for tendering their shares, such shares may not be redeemed.

●

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers and directors, which may raise potential conflicts of interest.

●

We will likely only be able to complete one business combination with the proceeds of the Initial Public Offering, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

●	The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a “going concern.”

For a detailed disclosure of the risks relating to our operations, see the section titled “Risk Factors” appearing on pages 25 to 60 in our prospectus dated September 21, 2020, and as filed with the SEC on September 22, 2020, which is incorporated by reference herein. Except for the risk factors set forth below, there have been no material changes to such risk factors.

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

As a result, included on our balance sheets as of September 30, 2022, and December 31, 2021, and contained elsewhere in this report, are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 21, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules (“2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination or conduct other business activities.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	independence, reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities for purposes of Section (3)(a)(1)(A) thereof and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis for purposes of Section (3)(a)(1)(C) thereof. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal ongoing activities centered on identifying, acquiring and operating a target company through a business combination will subject us to the Investment Company Act under the definition of “investment company” contained in Section (3)(a)(1)(A) thereof. Separately, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

However, we are aware of litigation against certain SPACs asserting that, notwithstanding the foregoing, those SPACs should be considered investment companies and the SEC has suggested in the 2022 Proposed Rules release that the extended period of investment of the assets contained in the trust accounts of SPACs raise questions about their status as investment companies under Section 3(a)(1)(A) of the Investment Company Act.

The 2022 Proposed Rules would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Given that 18 months has already lapsed from our IPO effective date and we have extended with stockholder approval the period obligating us to engage in a business combination, we will not satisfy the safe harbor requirements (assuming they have retroactive application). Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, the SEC’s public statements raising serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule may be viewed a reflection of current interpretive policy and thus, if we do not invest the IPO proceeds held in the trust account in anything other than bank cash deposits, may subject us to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination and we may find it necessary to dissolve and liquidate in which case, our public shareholders that benefit from the trust account may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

A new 1% U.S. federal excise tax could be imposed on the Company in connection with redemptions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions as defined in the Internal Revenue Code) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because our securities are publicly trading in the over-the-counter, we may be deemed a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

If the Business Combination is completed on or before December 31, 2022, we would not be subject to the excise tax as a result of shareholders exercising their redemption rights. However, if such Business Combination occurs any time after December 31, 2022, any redemption or other repurchase that occurs in connection with the Business Combination or any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury, including as the treatment of redemptions funded with cash held in a SPAC’s IPO trust account. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Business Combination.

We filed a Form 25 with the SEC which became effective October 21, 2022, to voluntarily delist our common stock and public warrants from the NYSE and our securities are now available for limited quotation in the over-the-counter market and it is expected that any trading will be limited and sporadic.

Our delisting from the NYSE took effect on October 21, 2022, initially our shares of common stock and public warrants were trading on the NYSE and thereafter became eligible for quotation on the Pink tier of OTC Markets Group, if market makers commit to making a market in the securities. We can provide no assurance that trading in our securities will continue on the OTC Markets Group or otherwise. As a result of the delisting, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Currently our securities are not eligible for proprietary broker-dealer quotations. All quotes will reflect unsolicited customer orders and as a result, we expect any trading to involve a higher risk of wider spreads, increased volatility, and price dislocations and a general illiquid trading environment. Proprietary broker-dealer quotations may not commence until an initial review by a broker-dealer under the SEC’s Rule 15c2-11 which would enable brokers to publish competing quotes and provide continuous market making. No assurance can be provided that a liquid trading market will develop even if market makers begin proprietary quotations and thus, we expect investors will experience difficulty in trading our securities.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because they have been delisted, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities. This state level regulation introduces additional compliance requirements for brokers to consider making markets in our securities and will further negatively impact any trading liquidity in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. On November 5, 2020, the Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of September 30, 2022, 4,375,000 Founder Shares are issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1.	Underwriting Agreement between the Company and UBS Securities LLC and BTIG, LLC as representatives of the underwriters (1)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form S-1/A filed on August 6, 2020)
3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form S-1/A filed on August 6, 2020)
4.1	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Letter Agreement between the Company and PMV Consumer Acquisition Holding Company, LLC (1)
10.2	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company(1)
10.3	Subscription Agreement for private warrants between the Company and PMV Consumer Acquisition Holding Company, LLC(1)
10.4	Registration Rights Agreement between the Company and PMV Consumer Acquisition Company, LLC (1)
10.5	Administrative Services Agreement between the Company and PMV Consumer Delaware Management Partners LLC (1)
31.1*	Certification of Co-Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Co-Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Co-Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed September 25, 2020, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMV Consumer Acquisition Corp.

Date: November 14, 2022	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Robert LaPenta, Jr.
	Name:	Robert LaPenta, Jr.
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 14, 2022	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)