Form 10-K
period 2022-12-31
PMV Consumer Acquisition Corp.
filed 2023-03-31
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2022

Commission File Number 001-39534

PMV CONSUMER ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-5174573
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

249 Royal Palm Way, Suite 503 Palm Beach, FL	33480
(Address of principal executive offices)	(zip code)

(561) 318-3766

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, $0.0001 per share	PMVC	N/A

Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	PMVC WS	N/A

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

On October 24, 2022, the Registrant’s Class A common stock, par value $0.0001 per share, redeemable warrants and units (consisting of one share of Class A common stock and one-half of one redeemable warrant) (collectively, the “Securities”) commenced trading on the OTC Pink; the Registrant previously announced its intention to voluntarily delist the Securities from the New York Stock Exchange, and that the last day of trading on the NYSE would be October 21, 2022.

On December 14, 2022, any unseparated units of the Registrant (consisting of one share of Class A common stock and one-half of one redeemable warrant) terminated trading and were subsequently separated.

As June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $154,050,000.

As of March 31, 2023, there were 3,000,000 shares of Class A convertible common stock, par value $0.0001 per share, 1,175,000 shares of Class B convertible common stock, par value $0.0001 per share, and 204,200 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

●	ability to complete one or more business opportunities;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following the completion of one or more business opportunities ;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;

●	potential ability to obtain additional financing to complete one or more business opportunities;

●	pool of prospective business opportunities;

●	failure to maintain the listing on, or the delisting of our securities from, the OTC Pink or an inability to have our securities traded on the OTC Market or listed on a national securities exchange following the completion of a business opportunity;

●	ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	public securities’ potential liquidity and trading;

●	lack of a market for our securities;

●	use of proceeds; or

●	financial performance.

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

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to PMV Consumer Acquisition Corp.

We are a shell company formed under the laws of the State of Delaware on March 18, 2020. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (collectively, a “business opportunity”. Our efforts to identify a prospective business opportunity will not be limited to a particular industry or geographic location, although we are currently focusing our search for business opportunities in the consumer industry.

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

Summary of Risk Factors

●	Our public stockholders are relying on management to locate a suitable business opportunity. We may not be successful in identifying a suitable business opportunity and, even if one is identified, no assurance can be provided that we will successfully negotiate and consummate a transaction.

●	Our executive officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to identify a business opportunity and complete a transaction.

●	Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our limited resources may make our financial condition unattractive to potential business opportunities, which may make it difficult for us to enter into a transaction.

●	We may engage in a business opportunity with one or more businesses or entities that have relationships with entities that may be affiliated with our Sponsor, executive officers and directors, which may raise potential conflicts of interest.

●	We will likely only be able to complete one business opportunity, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

The risk factors set forth below provide more detailed disclosure of the risks relating to our operations.

We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objectives. We have no plans, arrangements or understandings with respect to any business opportunity and may be unable to complete a transaction. If we fail to complete a transaction, we may never generate any operating revenues.

If we elect to take advantage of the controlled company standards, we would be exempt from various corporate governance requirements.

Certain listing rules generally define a “Controlled Company” as any company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Only holders of the founder shares will have the right to vote on the election of directors. More than 50% of the founder shares are held by our sponsor. Accordingly, we satisfy the definition of being a controlled company. We may in the future elect to take advantage of the controlled company standards, pursuant to which we would be exempt from various corporate governance requirements, such as the requirement to have a majority of independent directors and to have nominating/corporate governance and compensation committees comprised entirely of independent directors.

Because of our limited resources and the significant competition for business opportunities, it may be more difficult for us to complete a transaction and our warrants may expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of business opportunities we intend to pursue. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, such business opportunities and/or operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous business opportunities we could potentially pursue, our ability to compete for such business opportunities will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain business opportunities.

Holders of Class A common stock and Class C common stock will not be entitled to vote on any election of directors we hold.

Only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors. Accordingly, you may not have any say in the management of our company.

Because we are neither limited to evaluating a business opportunity in a particular industry sector nor have we selected any specific business opportunities with which to pursue a transaction, you are unable to currently ascertain the merits or risks of any particular business opportunity.

Although we initially intend to focus our search for a business opportunity in the consumer industry, we are not limited to evaluating a business opportunity in any particular industry sector. As a result, there is no current basis to evaluate the possible merits or risks of any particular business opportunity. To the extent we complete a transaction, we may be affected by numerous risks inherent in the business opportunity. For example, if we pursue a business opportunity with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular business opportunity, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a business opportunity. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to you than a direct investment, if such opportunity were available, in a business opportunity.

Our success largely depends on the ability of our management team to operate and execute effectively.

Our success largely depends on the ability of our management team to effectively organize and consummate a business opportunity. Our management team is critical to the execution of our strategic direction and implementation of a business opportunity. It is difficult to predict with any certainty that we will be able to replace these individuals with persons of equivalent experience and capabilities should one or more members no longer be able to serve in their current capacity. If we are unable to find adequate replacements or to attract, retain and incentivize senior executives, other key advisors or new qualified personnel, such inability could have a material adverse effect on our ability to effect a business combination and final results of operations.

Past performance by our management team, our special advisors and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team, our special advisors and their respective affiliates is presented for informational purposes only. Past performance by them is not a guarantee either (i) of success with respect to any business opportunity we may consummate, or (ii) that we will be able to locate a suitable business opportunity. You should not rely on the historical record of the performance of our management team, our special advisors and their respective affiliates or businesses associated with them as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Any future involvement of our sponsor and its affiliates, members of our management and companies with which they are affiliated in governmental investigations or civil litigation unrelated to our business affairs could materially impact our ability to consummate a business opportunity.

Our sponsor and its affiliates, members of our management team and companies with which they are affiliated may become involved in governmental investigations and civil litigation relating to their business affairs unrelated to our Company in the United States or in other jurisdictions. Such matters, should they arise in the future, risk distracting them from attention to our affairs and may negatively impact our ability to attract suitable business opportunities and may ultimately impede our ability to consummate a transaction.

We may seek business opportunities in any industry our management chooses (which industries may be outside of our management’s areas of expertise).

We may consider a business opportunity in any industry our management chooses. Although our management will endeavor to evaluate the risks inherent in any particular business opportunity, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in a business opportunity. In the event we elect to pursue a business opportunity outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to pursue. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors.

We may seek business opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we effect a transaction with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of that business opportunity. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular business opportunity, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a business opportunity.

We are not required to obtain an opinion from an independent investment banking firm, or another valuation or appraisal firm that commonly renders fairness opinions, and consequently, you may have no assurance from an independent source that the price we are paying in a transaction is fair to our stockholders from a financial point of view.

Unless we complete a transaction with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another valuation or appraisal firm that commonly renders fairness opinions, that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community.

Resources could be wasted in researching business opportunities that are not completed, which could materially adversely affect subsequent attempts to identify and effect a business opportunity. If we are unable to complete a transaction, our warrants may expire worthless.

We anticipate that the investigation of each specific business opportunity and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific business opportunity, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific business opportunity, we may fail to complete the transaction for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to identify and effect another business opportunity.

We may reincorporate in another jurisdiction in connection and such reincorporation may result in taxes imposed on stockholders.

We may, subject to requisite stockholder approval under the DGCL, reincorporate in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Our ability to successfully effect a business opportunity and to be successful thereafter will be totally dependent upon the efforts of our key personnel. The loss of key personnel could negatively impact the operations and profitability of a business opportunity.

Prior to the completion of a transaction, our operations will be dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed a business opportunity. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business opportunities and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

The role of key personnel in a business opportunity, however, cannot presently be ascertained. Although some key personnel may remain in senior management or advisory positions following a transaction, it is equally likely that some or all may be replaced. While we intend to closely scrutinize any individuals we engage in relation to a particular business opportunity, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, certain officers and directors may resign upon completion of a transaction. The departure of key personnel could negatively impact our operations and profitability. The role of key personnel cannot be ascertained at this time. Although we contemplate that certain members of the management team will remain associated post-transaction, it is possible that members of management will not wish to remain. The loss of key personnel could negatively impact the operations and profitability of our post-transaction business.

Our key personnel may negotiate employment or consulting agreements in connection with a particular business opportunity, and a particular business opportunity may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following a transaction and, as a result, may cause them to have conflicts of interest in determining whether a particular business opportunity is the most advantageous.

Our key personnel may be able to remain with our company post-transaction only if they are able to negotiate employment or consulting agreements. Such negotiations would take place simultaneously with the negotiation of the transaction and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us with respect to such business opportunity. Such negotiations also could make such key personnel’s retention or resignation a condition to a transaction. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a business opportunity, subject to their fiduciary duties under Delaware law.

We may have a limited ability to assess a prospective business opportunity and, as a result, may identify and effect a business opportunity whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting a business opportunity, our ability to assess management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the management team, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-transaction business may be negatively impacted.

Our executive officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to effect a business opportunity.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business opportunity and their other businesses. We do not intend to have any full-time employees prior to the completion of a transaction. Each of our executive officers is engaged in several other business endeavors for which they may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to effect a business opportunity.

Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

We intend to engage in the business of identifying and effecting one or more business opportunities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business opportunities to such entity. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential business opportunity may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Delaware law.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

We intend to engage in the business of identifying and effecting one or more business opportunities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business opportunities to such entities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law.

In addition, our sponsor and our officers and directors may sponsor or form other companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking business opportunities. Any such companies, businesses or investments may present additional conflicts of interest in pursuing business opportunities. However, we do not believe that any such potential conflicts would materially affect our ability to effect a business opportunity.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may effect a business opportunity with a an entity that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a business opportunity and completing a transaction. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable business opportunity may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business opportunity are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may effect a business opportunity with one or more entities that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders, which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to effect one or more business opportunities that are affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business opportunities. Our sponsor, officers and directors are not currently aware of any specific business opportunities involving any entities with which they are affiliated, and there have been no substantive discussions concerning a business opportunity with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business opportunity, and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion regarding the fairness to our company from a financial point of view of a business combination with one or more businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business opportunity may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may issue notes or other debt securities, or otherwise incur substantial debt, to effect a business opportunity, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no current commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to effect a business opportunity. The incurrence of debt could have a variety of negative effects, including:

➤	default and foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations;

➤	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

➤	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

➤	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

➤	our inability to pay dividends on our Class A common stock;

➤	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

➤	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

➤	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

➤	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to effect one business opportunity, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may only be able to effect one business opportunity. By effecting a business opportunity with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to effect several business opportunities in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

➤	solely dependent upon the performance of a single business opportunity; or

➤	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate.

We may attempt to simultaneously effect multiple business opportunities, which may hinder our ability to complete a business opportunity and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously effect several business opportunities, we may need for each to agree that effecting one business opportunity is contingent on the other business opportunities, which may make it more difficult for us, and delay our ability, to effect a business opportunity. With multiple business opportunities, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence and the additional risks associated with the subsequent assimilation of different business opportunities. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to effect a business opportunity with a private company about which little information is available, which may result in a transaction that is not as profitable as we suspected, if at all.

We may seek to effect a business opportunity with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential business opportunity on the basis of limited information, which may result in a transaction that is not as profitable as we suspected, if at all.

We may be unable to obtain additional financing to effect a business opportunity or to fund our operations and growth, which could compel us to restructure or abandon a particular business opportunity. If we are unable to effect a business opportunity, our warrants may expire worthless.

As we have not yet selected any prospective business opportunity, we cannot ascertain the capital requirements for any particular transaction; however, it is likely that we will require additional financing to effect a business opportunity. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain such financing. To the extent that additional financing proves to be unavailable when needed to effect a business opportunity, we would be compelled to either restructure the transaction or abandon that particular business opportunity and seek an alternative business opportunity. If we are unable to effect a business opportunity, our warrants may expire worthless. In addition, even if we do not need additional financing to effect a business opportunity, we may require such financing to fund our operations or growth. The failure to secure additional financing could have a material adverse effect on our continued development or growth. None of our officers, directors or stockholders is required to provide any financing.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Given that it controls a substantial interest in us, our Sponsor may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our certificate of incorporation.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment (which would include any public warrants purchased by our sponsor or any of our officers or directors).

Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effect a business opportunity, require substantial financial and management resources, and increase the time and costs of completing a transaction.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The development and maintenance of internal control to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to effect a business opportunity.

Provisions in our certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors. This may entrench management and discourage unsolicited stockholder proposals that may be in the best interest of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or employees, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder and may therefore bring a claim in another appropriate forum. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We will likely depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss or inability to effect a business opportunity.

There may be tax consequences that may adversely affect us.

While we expect to undertake any business opportunity so as to minimize taxes, a particular transaction could result in the imposition of substantial taxes. Additionally, depending on the date and size of our initial business combination, it is possible that at least 60% of our adjusted ordinary gross income may consist of personal holding company income. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our sponsor and certain tax-exempt organizations, pension funds, and charitable trusts, it is possible that more than 50% of our stock will be owned or deemed owned (pursuant to the constructive ownership rules) by such persons during the last half of a taxable year. Thus, no assurance can be given that we will not become a personal holding company following this offering or in the future. If we are or were to become a personal holding company in a given taxable year, we would be subject to an additional personal holding company tax, currently 20%, on our undistributed taxable income, subject to certain adjustments.

There may be uncertain or adverse U.S. federal income tax consequences.

There may be uncertain U.S. federal income tax consequences pertaining to certain transactions. For instance, the U.S. federal income tax consequences of a cashless exercise of warrants is unclear under current law. It is also unclear what impact the conversion rights with respect to our shares of Class A common stock would have on a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and with respect to any dividends we may pay. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

If we pursue a business opportunity outside of the United States, we may face additional burdens in connection with investigating, agreeing to and effecting such business opportunity, and if we effect such business opportunity, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a business opportunity outside of the United States, we would be subject to risks associated with a variety of cross-border issues, including in connection with investigating, agreeing to and effecting a business opportunity, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect a business opportunity outside of the United States, we would be subject to any special considerations or risks associated with operating in an international setting, including any of the following:

➤	costs and difficulties inherent in managing cross-border business operations;

➤	rules and regulations regarding currency redemption;

➤	complex corporate withholding taxes on individuals;

➤	laws governing the manner in which future operations may be affected;

➤	exchange listing and/or delisting requirements;

➤	tariffs and trade barriers;

➤	regulations related to customs and import/export matters;

➤	local or regional economic policies and market conditions;

➤	unexpected changes in regulatory requirements;

➤	longer payment cycles;

➤	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

➤	currency fluctuations and exchange controls;

➤	rates of inflation;

➤	challenges in collecting accounts receivable;

➤	cultural and language differences;

➤	employment regulations;

➤	underdeveloped or unpredictable legal or regulatory systems;

➤	corruption;

➤	protection of intellectual property;

➤	social unrest, crime, strikes, riots and civil disturbances;

➤	regime changes and political upheaval;

➤	terrorist attacks and wars; and

➤	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to effect such business opportunity, or, if we do effect such business opportunity, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If a change in management occurs, and new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Our management may resign from their positions as officers or directors of the company and new management may take their place. New management may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If we effect a business opportunity outside of the United States, substantially all of our assets could be located in a foreign country and substantially all of our revenue could be derived from our operations in such country. Accordingly, our results of operations and prospects could be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are ultimately located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find and/or effect an attractive business opportunity.

Exchange rate fluctuations and currency policies may cause our ability to succeed in the international markets to be diminished.

In the event we effect a business opportunity outside of the United States, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of currencies fluctuates and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any business opportunity and/or our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of a transaction, the cost of a transaction as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may face risks related to consumer and consumer-related products and services industries.

Business opportunities within the consumer and consumer-related products and services industries entail special considerations and risks. If we are successful in effecting a business opportunity with such industries, we may be subject to, and possibly adversely affected by, the following risks:

➤	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

➤	an inability to manage rapid change, increasing consumer expectations and growth;

➤	an inability to build strong brand identity and improve customer satisfaction and loyalty;

➤	limitations on our ability to protect our intellectual property rights, including trade secrets, that could cause a loss in revenue and any competitive advantage;

➤	the high cost or unavailability of materials, equipment, supplies and personnel that could adversely affect our ability to execute our operations on a timely basis;

➤	an inability to attract and retain customers;

➤	an inability to license or enforce intellectual property rights on which our business may depend;

➤	seasonality and weather conditions that may cause our operating results to vary from quarter to quarter;

➤	an inability by us to successfully anticipate changing consumer preferences and buying trends and manage our product line and inventory commensurate with customer demand;

➤	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

➤	dependence of our operations upon third-party suppliers whose failure to perform adequately could disrupt our business;

➤	our operating results may be adversely affected by changes in the cost or availability of raw materials and energy;

➤	we may be subject to production-related risks which could jeopardize our ability to realize anticipated sales and profits;

➤	regulatory changes that impact our ability to import products or material inputs on a cost effective basis;

➤	changes in the retail industry and markets for consumer products affecting our customers or retailing practices could negatively impact customer relationships and our results of operations; and

➤	our business could involve the potential for product recalls, product liability and other claims against us, which could affect our earnings and financial condition.

Any of the foregoing could have an adverse impact on our operations. However, our efforts in identifying prospective businesses opportunities will not be limited to consumer and consumer-related products and services industries. Accordingly, if we effect a business opportunity in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate, none of which can be presently ascertained.

Our search for a business opportunity, and any business or entity with which we ultimately consummate a transaction, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the any potential business opportunities we may identify, and any transaction we may consummate, could be materially and adversely affected.  Furthermore, we may be unable to identify a potential business opportunity and/or complete a transaction if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or other personnel, and/or vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business opportunity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to identify a business opportunity, and/or consummate a transaction, or the operations of the business opportunity for which we ultimately consummate a transaction, may be materially adversely affected.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that our internal control over financial reporting was effective. Matters impacting our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we report a material weakness in the effectiveness of our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in the price of our shares/warrants and impairing our ability to attract a business opportunity and/or consummate a transaction.

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

As a result, included on our balance sheets as of December 31, 2022, and December 31, 2021, and contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to identify a potential business opportunity and/ or negotiate and complete a transaction, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to identify a potential business opportunity and/or negotiate and complete a transaction, and results of operations.

On March 30, 2022, the SEC issued proposed rules (“2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to engage financial and capital market advisors, identify a potential business opportunity and/or negotiate and complete a transaction and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a transaction or conduct other business activities.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to identify a potential business opportunity and/or negotiate and complete a transaction.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	independence, reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities for purposes of Section (3)(a)(1)(A) thereof and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis for purposes of Section (3)(a)(1)(C) thereof. Our business is to identify a potential business opportunity and complete a transaction.

We do not believe that our principal ongoing activities centered on identifying a potential business opportunity and completing a transaction, will subject us to the Investment Company Act under the definition of “investment company” contained in Section (3)(a)(1)(A) thereof. By having a business plan targeted at identifying a potential business opportunity and completing a transaction, we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

However, we are aware of litigation against certain entities asserting that, notwithstanding the foregoing, those entities should be considered investment companies and the SEC has suggested in the 2022 Proposed Rules release that the extended period of investment of assets by similar such entities raise questions about their status as investment companies under Section 3(a)(1)(A) of the Investment Company Act.

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

Therefore, any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and, (ii) the nature and amount of the equity, and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to identify a potential business opportunity and/or complete a transaction.

We filed a Form 25 with the SEC which became effective October 21, 2022, to voluntarily delist our common stock and public warrants from the NYSE and our securities are now available for limited quotation in the over-the-counter market and it is expected that any trading will be limited and sporadic.

Our delisting from the NYSE took effect on October 21, 2022; initially our shares of common stock and public warrants were trading on the NYSE and thereafter became eligible for quotation on the Pink tier of OTC Markets Group, if market makers commit to making a market in the securities. We can provide no assurance that trading in our securities will continue on the OTC Markets Group or otherwise. As a result of the delisting, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock”, which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Currently our securities are not eligible for proprietary broker-dealer quotations. All quotes will reflect unsolicited customer orders and, as a result, we expect any trading to involve a higher risk of wider spreads, increased volatility, and price dislocations and a general illiquid trading environment. Proprietary broker-dealer quotations may not commence until an initial review by a broker-dealer under the SEC’s Rule 15c2-11 which would enable brokers to publish competing quotes and provide continuous market making. No assurance can be provided that a liquid trading market will develop even if market makers begin proprietary quotations and thus, we expect investors will experience difficulty in trading our securities.

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

As described elsewhere in this Form 10-K, we have identified a material weakness in our internal control over financial reporting related to the Company’s interpretation and accounting for the extinguishment of a significant contingent obligation. As a result of the material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022. See “Note 2-Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II. Item 9A. Controls and Procedures included in this Form 10-K. We have taken a number of measures to remediate the material weakness described herein. However, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are quoted, the SEC or other regulatory authorities. The existence of a material weakness in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock and warrants eligible for quotation on the Pink Tier of the OTC Markets Group under the symbols PMVC and PMVC WS, respectively.

Holders

As of March 31, 2023, there was 1 holder of record of our Class A common stock, 1 holder of record of our Class B common stock, 1 holder of record of our Class C common stock, and 1 holders of record of our warrants. This figure does not reflect the beneficial ownership of shares held in nominee name.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a transaction. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to the completion of a transaction. The payment of any dividends subsequent to a transaction will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a transaction, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. The Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of December 31, 2022 and December 31, 2021, 1,175,000 and 4,375,000 Founder Shares, respectively, were issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or saleable, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the sale of the Private Warrants, $175,000,000 was placed in the Trust Account. The Trust Account was terminated following the redemption of the outstanding shares of Class A common stock subject to redemption, which was completed on December 27, 2022, in accordance with the provisions of our charter, and all cash and stock held therein was released to holders of Class A IPO Shares in complete liquidation of the assets held in trust.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a shell company formed under the laws of the State of Delaware on March 18, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or entities. Our efforts to identify a prospective business opportunity will not be limited to a particular industry or geographic location, although we are currently focusing our search for a business opportunity in the consumer industry. We intend to effectuate a business opportunity using cash from the proceeds of the IPO and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a transaction:

●	may significantly reduce the equity interest of our stockholders;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after a transaction are insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a business opportunity for which to complete transaction. We do not expect to generate any operating revenues until after the completion of a transaction. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $8,622,353, which consists of the change in the fair value of derivative warrant liabilities of $9,388,845, forgiveness of debt of $309,312, loss on Class B shares transferred into Trust of $990,000 and interest income on marketable securities held in the trust account of $1,161,232, offset by general and administrative expenses of $1,031,318, franchise tax expense of $30,526 and provision for income taxes of $185,192.

For the year ended December 31, 2021, we had a net income of $5,034,465, which consists of the change in the fair value of derivative warrant liabilities of $5,660,155 and interest income on marketable securities held in the trust account of $68,652, offset by general and administrative expenses of $494,342 and franchise tax expense of $200,000.

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

As of December 31, 2022, the Trust Account was fully redeemed. Prior to the full redemption of the Trust Account, interest income on the balance in the Trust Account had been used by us to pay taxes. Through December 31, 2022, $723,496 of interest earned was withdrawn to pay taxes for the Company and $175,546,898 of the Trust Account was redeemed in connection with the redemptions of the Class A convertible IPO shares.

To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a transaction, the remaining cash will be used as working capital to finance operations, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $1,149,157. We intend to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

For the year ended December 31, 2022, cash used in operating activities was $1,129,260. Net income of $8,622,353 was affected by interest earned on marketable securities held in the Trust Account of $1,161,232, a change in fair value of derivative warrant liabilities of $9,388,845, loss on Class B shares transferred into Trust of $990,000, forgiveness of debt of $309,312 and net increase of changes in operating assets and liabilities of $117,777.

For the year ended December 31, 2022, cash used in operating activities was $1,129,259. Net income of $8,622,353 was affected by interest earned on marketable securities held in the Trust Account of $1,161,232, a change in fair value of derivative warrant liabilities of $9,388,845, loss on Class B shares transferred into Trust of $990,000, forgiveness of debt of $309,312 and net increase of changes in operating assets and liabilities of $117,777.

In order to fund working capital deficiencies or finance transaction costs in connection with a business opportunity, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a transaction, we would repay such loaned amounts. In the event that a transaction does not close, we may use a portion of the working capital to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a business opportunity, undertaking in-depth due diligence and negotiating a transaction are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a transaction. Moreover, we may need to obtain additional financing to complete a transaction, in which case we may issue additional equity securities or incur debt in connection with such transaction. In addition, following a transaction, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on September 24, 2020 and will continue to incur these fees monthly for the foreseeable future.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $6,125,000. The deferred fee will be forfeited by the underwriters solely in the event that we fail to complete a Business Combination within the required time period, subject to the terms of the underwriting agreement.

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company's Initial Public Offering, subject to the consummation of a transaction. Thereafter, on December 27, 2022, in accordance with the provisions of its charter, the Company announced the completion of the redemption of its outstanding shares of Class A common stock subject to redemption (the "Class A IPO Shares"). Following the completion of the redemption of the Class A IPO Shares, the IPO Trust Account was terminated in complete liquidation of the assets held in trust, and the relevant provisions of the Company's charter, including with respect to any business combination and the IPO Trust Account, were extinguished and are of no further legal force and effect. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to accumulated earnings (deficit) and the remaining balance of $309,312 was as a gain from extinguishment of liability allocated to warrant liabilities. As of December 31, 2022 and 2021, the deferred underwriting fee payable is $0 and $6,125,000, respectively.

Critical Accounting Policies

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the warrants issued in connection with our IPO in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

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

Our Class A common stock featured certain redemption rights that were considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 0 and 17,500,000 Class A common shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income per share, since the average market price of the Company’s Class A common stock for the year ended December 31, 2022 was below the Warrants’ $11.50 exercise price. As a result, diluted income per common share is the same as basic income per common share for the period presented.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through December 31, 2022, our efforts were limited to organizational activities, activities relating to our initial public offering and, since the initial public offering, the search for a business opportunity for which to consummate a transaction. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of December 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the initial public offering and the sale of the private placement warrants held in the Trust Account were invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Annual Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Principal Executive Officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Executive Officers
Marc Gabelli	54	Chairman of the Board and Co-Chief Executive Officer
Robert LaPenta, Jr.	54	Co-Chief Executive Officer
Joseph A. Gabelli	39	Co-President
Timothy Foufas	54	Co-President
Nathan G. Miller	44	Chief Financial Officer
John N. Givissis	58	Senior Vice President and Chief Accounting Officer
Non-Executive Officers
Pei-Yu “Sandra” Yu	53	Executive Vice President and Chief Operating Officer
Jeffrey M. Illustrato	39	Senior Vice President and Chief Administrative Officer
Manjit S. Kalha	47	Executive Vice President, Finance
Directors
Clarence A. Davis	80	Director (Independent)
Susan V. Watson	70	Director (Independent)
Daniel E. Zucchi	81	Director (Independent)
P. Kasper Jakobsen	60	Director

Marc Gabelli has served as Chairman of the Board of Directors and Co-Chief Executive Officer since August 2022. Mr. Gabelli is the President of GGCP, Inc. the parent company of Associated Capital Group, Inc. (NYSE: AC), which formed the Company’s sponsor, PMV Consumer Acquisition Holding Company, LLC. Mr. Gabelli served as President of AC from its formation until November 2016 and has served as a director since May 2017. Mr. Gabelli also served as a director of GAMCO Investors, Inc. from November 2014 until May 2016. Mr. Gabelli has served as President of GGCP since 1999 and as a director since 1994. Mr. Gabelli has been Chairman of Teton Advisers, Inc. (OTC:TETA) since January 2018 and LGL Group, Inc. (NYSE American: LGL) since 2017, and Chair of Gabelli Merger Plus+ Trust PLC (LSE: GMP) since 2017. Mr. Gabelli also has been Co-Chief Executive Officer of Gabelli Securities International Ltd. since 1994, Managing Partner of Horizon Research of New Delhi India since 2012, and Director and Managing Partner of Swiss based GGCP and GAMA Funds Holdings GmbH since 2010. He also has been Chair and Chief Executive of Gabelli & Partners Italia S.r.L. and Gabelli Value for Italy S.p.A., a Milan stock exchange listed special purpose acquisition corporation, since 2018. Mr. Gabelli served as Chief Executive Officer, Chairman and as a director of LGL Systems Acquisition Corp. (“LGL SPAC”), a special purpose acquisition corporation listed on the NYSE, from September 2019 until August 2021 (the close of LGL SPAC’s business combination with IronNet, Inc.). As a fund manager since 1990, Mr. Gabelli’s focus is global value investments with portfolio assignments including alternative and traditional asset management. He manages alternative investment portfolios and investment companies trading on the London Stock Exchange. He has managed several Morningstar five star mutual funds and a Lipper #1 ranked global equity mutual fund. In corporate matters, he has assisted on group restructurings, including GAMCO’s initial public offering and the subsequent formation of AC. He built the hedge fund platform of AC’s wholly-owned subsidiary, Gabelli & Partners, LLC, and expanded the business internationally, opening the GAMCO London and Tokyo offices. In 2001, he also formed and served as General Partner of OpNet Partners, a Gabelli venture capital fund focused on optical networking technologies. He is also a Director of LICT Corporation (OTC: LICT). Mr. Gabelli is active in a variety of charitable educational efforts in the United States, Europe and the United Kingdom. Mr. Gabelli began his career in equity research and arbitrage for Lehman Brothers International. He is a member of the New York Society of Security Analysts. He received an M.B.A. from the Massachusetts Institute of Technology and is a graduate of Harvard University, with a Master’s degree in Government, and Boston College, with a Bachelor’s degree in economics. Mr. Gabelli brings to the Board his management skills and expertise in finance, investment and merger and acquisition matters.

Robert “Rob” LaPenta has served as our Co-Chief Executive Officer since August 2022. Mr. LaPenta has an extensive career spanning over 30 years in finance, accounting, consulting, capital markets origination, equity trading, asset allocation and mergers and acquisitions and has been active in transaction sourcing, processing and execution. Mr. LaPenta began his career as a Senior Associate at Coopers & Lybrand as a CPA responsible for managing audits, consulting, M&A due diligence and special project engagements for multiple clients in various industries. Mr. LaPenta transitioned full time into the investment banking sector spending the next 13 years focused on trading and capital market activities culminating in the role of Managing Director and Co-head of Equity Trading at Bank of America Securities, LLC where he managed the firm's equity capital commitment, proprietary trading, secondary offerings and risk management within cash trading. In 2007, Mr. LaPenta joined L-1 Identity Solutions, Inc. as Vice President of Mergers and Acquisitions and Corporate Strategy. Mr. LaPenta managed the firms M&A processes from sourcing, structuring, valuation, diligence and financing of multiple transactions with the most notable being the negotiation of the $1.6 billion sale of L-1 to Safran and BAE Systems. Following the sale of L-1, Mr. LaPenta became a Partner of Aston Capital an alternative asset management firm of the LaPenta family office and co-founded the Boundary Group, an investment partnership focused on private investments in the aerospace, defense, and intelligence markets. Mr. LaPenta has previously served on the boards of directors of Revolution Lighting Technologies, Inc. (until 2016), an LED lighting and control solutions company, TherapeuticsMD (Nasdaq: TXMD), a women's healthcare product provider, The Radiant Group, a provider of geospatial analytics to the U.S Intelligence community (now part of Nasdaq: MAXR), AFIX Technologies, a provider of biometric solutions for governments and civil agencies, is currently a board member of LGL Group, Inc. (NYSE American: LGL), a board observer of ARKA, a provider of satellite data processing and related critical technologies to the U.S. Government and Intelligence Agencies and sits as an Audit Committee member for St. David's School New York City. Mr. LaPenta is also a member of the board of directors of IronNet, Inc., a global leader in cybersecurity, since August 2021. Prior to that, he served as Co-Chief Executive Officer and Chief Financial Officer of LGL SPAC from March 2021 to August 2021 (the close of LGL SPAC’s business combination with IronNet, Inc.), and from September 2019 to March 2021 as Executive Vice President and Chief Financial Officer. Mr. LaPenta graduated from Boston College with a Bachelor's degree in Accounting and Finance and has been a registered CPA (inactive) in the State of New York.

Timothy Foufas has served as our Co-President since August 2022. He has served as the Managing Partner of Plato Foufas & Co., LLC, a financial services company, since 2005. Mr. Foufas served as Chief Executive Officer for LGL SPAC from September 2019 to September 2019, and as Vice President and Chief Operating Officer from September 2019 to August 2021 (the close of LGL SPAC’s business combination with IronNet, Inc.). In addition, Mr. Foufas served as President of Levalon Properties, LLC, a real estate property management company, from 2007 to June 2018. Previously, Mr. Foufas served as Senior Vice President of Bayshore Management Co., LLC, a real estate property management company, from 2005 to 2006. Prior to joining Bayshore Management Co., LLC, he was the Director of Investments at Liam Ventures Inc., a private equity investment firm, from 2000 to 2005. Mr. Foufas has also served on the Board of Directors for LGL Group, Inc. (NYSE American: LGL), a leader in the design and manufacture of customized electronic components used primarily to control the frequency or timing of electronic signals in communication systems, since 2007.

Joseph A. Gabelli has served as our Co-President since September 2022 and prior to that as our President since our inception. Mr. J. Gabelli is a portfolio manager and equity research analyst at GAMCO Investors with specialization in the consumer sector. He serves as a portfolio manager within the Gabelli small and micro investment team, responsible for the management of investments below $500 million of capitalization. From 2008 until June 2017, Mr. J. Gabelli served as an equity research analyst covering the global food and beverage industry within the Gabelli organization’s consumer sector platform. He began his investment career at Integrity Capital Management, a Boston-based equity hedge fund, where he focused on researching small and micro-cap companies in the technology, healthcare and consumer discretionary sectors. He previously served as a data strategy consultant for an early-stage media and marketing analytics firm, beginning in July 2017. From 2018, Mr. J. Gabelli has been a part of the team responsible for the $594 million Teton Westwood Mighty Mites portfolio, as of June 30, 2020, reporting directly to Mario Gabelli, the Chief Investment Officer.

Nathan G. Miller has served as our Chief Financial Officer since August 2022. Mr. Miller has worked in institutional investment management for more than 20 years and has served as a partner and portfolio manager at Emles Advisors LLC, an asset manager founded in 2018, since 2020. In 2012, Mr. Miller launched NGM Asset Management to combine passive, positive carry, high quality securities with opportunistic active management, and has served as its Chief Investment Officer since 2012. From 2011 to 2012, Mr. Miller managed an equity long/short portfolio at Citadel Investment Group in New York. From 2009 to 2011, Mr. Miller was Co-Head of Equity Long/Short Desk at RBC Capital Markets, with a focus on Industrials and Cyclicals. He also oversaw risk management and the structure of eleven different investment teams across all sectors for the $2 billion fund. From 2003 to 2009, Mr. Miller served as an Aerospace & Defense, Industrials & Cyclicals and Multi-Industry analyst at SAC Capital, where he managed a carve-out of a larger $1 billion Industrials portfolio. From 2000 to 2003, Mr. Miller served as a home-building, building materials and retail analyst for Goldman Sachs. Mr. Miller graduated from The Johns Hopkins University with a Bachelor’s degree in Biomedical Engineering and Electrical & Computer Engineering, a Bachelor’s degree in Economics and a Minor in Entrepreneurship & Management.

John N. Givissis has served as our Chief Accounting Officer since our inception. Mr. Givissis serves as chief financial officer of Gabelli & Partners where he oversees accounting and financial reporting for clients invested in its hedge funds and alternative investment offerings, a position he has held since 2006. Prior to joining Gabelli & Partners, he was the financial and operations principal of Garban Giorgio Equity Trading (formerly a division of ICAP), an institutional brokerage firm, and controller at Gerard Klauer Mattison & Co., Inc., a boutique investment banking firm. Mr. Givissis began his career in public accounting at Weidenbaum Ryder & Company, a regional tax and audit firm. Mr. Givissis is a Licensed Certified Public Accountant (Inactive) in New York State and earned his B.S. in Accountancy and Economics from St. Peter’s College.

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

Manjit S. Kalha has been appointed as our Executive Vice President, Finance in connection with our initial public offering. Mr. Kalha has served as a Vice President at Teton Advisors, Inc. (OTC Pink: TETAA) Since January 2022. Mr. Kalha has been a member of the board of directors of The LGL Group, Inc. since 2011. Mr. Kalha is chief executive officer of Jeet Associates Private Limited, a consulting firm based in New Delhi, India, that provides business strategy, finance, and taxation advisory services. He holds the role of managing partner with Horizon Research, a firm that provides investment management and consulting services. Between 2001 and 2006, Mr. Kalha was co-founder and chief operating officer of a manufacturer of high quality specialty plastic components. He began his career in Arthur Andersen’s New Delhi office and is a Chartered Accountant and a fellow member of the Institute of Chartered Accountants of India. Mr. Kalha holds a MBA from the Massachusetts Institute of Technology Sloan School of Management. Mr. Kalha has extensive experience in management and manufacturing operations, and in depth knowledge of global financial markets.

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

P. Kasper Jakobsen has served as a member of our Board of Directors since September 2020 and previously served as our Chief Executive Officer from our inception until September 2022. Mr. Jakobsen previously served as chief executive officer and president of Mead Johnson Nutrition, a global consumer company focused on infant and child nutrition, from 2013 until leading its sale to Reckitt Benkiser PLC in 2017. He was a Mead teammate for 19 years after previously serving for 8 years in various marketing roles at Unilever N.V., one of the largest and oldest global consumer goods businesses, and has served as a director of SC Johnson, a leading U.S. based manufacturer of household cleaning products and products for home storage, air care, pest control and shoe care, as well as professional products. Mr. Jakobsen holds a bachelor’s degree in commerce from Auckland University in New Zealand. We believe Mr. Jakobsen is qualified to serve on our board of directors due to his business experience and contacts and relationships.

Number and terms of office of officers and directors

Our board of directors consists of five members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Daniel E. Zucchi, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Clarence A. Davis and Susan V. Watson, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of P. Kasper Jakobsen and Marc Gabelli, will expire at our third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint such officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Clarence A. Davis, Susan V. Watson and Daniel E. Zucchi are independent directors. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

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

In addition, our board of directors approved the formation of an advisory committee to be comprised of individuals who will assist management and the board in all aspects of our operations, including activities aimed at identifying a potential business opportunity and effecting a transaction.

Audit Committee

Effective September 21, 2020, we established an audit committee of the board of directors, which consists of Clarence A. Davis, Susan V. Watson and Daniel E. Zucchi, each of whom is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

During the fiscal year ended December 31, 2022, our audit committee held five meetings. Each of our audit committee members attended such meeting.

Financial Experts on Audit Committee

The board of directors has determined that Mr. Clarence A. Davis qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective September 21, 2020, we established a nominating committee of the board of directors, which consists of Clarence A. Davis, Susan V. Watson and Daniel E. Zucchi, each of whom is an independent. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

During the fiscal year ended December 31, 2022, our nominating committee did not hold any meetings.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide for the assessment of the following criteria:

●	Whether the candidate is independent.

●	Whether the candidate is accomplished in his or her field and has a reputation, both personal and professional, that is consistent with the image and reputation of the Company.

●	Whether the candidate is financially literate, i.e. has the ability to read and understand basic financial statements. The Nominating Committee also will determine if a candidate has accounting or related financial management expertise and/or satisfies the criteria for being an “audit committee financial expert,” as defined by the Securities and Exchange Commission.

●	Whether the candidate has relevant experience and expertise and would be able to provide insights and practical wisdom based upon that experience and expertise.

●	Whether the candidate has knowledge of the Company and issues affecting the Company.

●	Whether the candidate is committed to enhancing stockholder value.

●	Whether the candidate fully understands, or has the capacity to fully understand, the legal responsibilities of a director and the governance processes of a public company.

●	Whether the candidate is of high moral and ethical character and would be willing to apply sound, objective, and independent business judgment, and to assume broad fiduciary responsibility.

●	Whether the candidate has, and would be willing to commit, the required hours necessary to discharge the duties of Board membership.

●	Whether the candidate has any prohibitive interlocking relationships or conflicts of interest.

●	Whether the candidate is able to develop a good working relationship with other Board members and contribute to the Board’s working relationship with the senior management of the Company.

●	Whether the candidate is able to suggest business opportunities to the Company.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity, and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective September 21, 2020, we established a compensation committee of the board of directors, which consists of Clarence A. Davis, Susan V. Watson and Daniel E. Zucchi, each of whom is an independent director. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our co-chief executive officers’ compensation, evaluating our co-chief executive officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our co-chief executive officers based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated below, other than the $10,000 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a transaction. Accordingly, it is likely that prior to the consummation of a transaction, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such transaction.

During the fiscal year ended December 31, 2022, our compensation committee did not hold any meetings.

Advisory Committee

On September 21, 2020, our board of directors approved the formation of an advisory committee to be comprised of individuals who will assist management and the board in all aspects of our operations including activities aimed at identifying a potential business opportunity and effecting a transaction.

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

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our Sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of a transaction and the repayment of loans that may be made by our Sponsor to us, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, initial stockholders, special advisors, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of a transaction (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential business opportunities, performing business due diligence on suitable business opportunities and transactions as well as traveling to and from the offices, plants or similar locations related to of prospective business opportunities to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After the completion of a transaction, members of our management team who remain with us may be paid consulting, management or other fees from the company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting, if any, held to consider a transaction, as it will be up to the directors of the post-combination business, if any, to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

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

	Amount and		Approximate
	Nature of		Percentage of
	Beneficial		Outstanding
Name and Address of Beneficial Owner(1)	Ownership		Shares
PMV Consumer Acquisition Holding Company, LLC	4,379,200	(3)	100%
PMV Consumer Delaware Management Partners, LLC	4,379,200	(3)	100%
All directors and executive officers as a group (ten individuals)	4,379,200	(4)	100%

(1)	Unless otherwise indicated, the business address of each of the individuals is 249 Royal Palm Way, Suite 503, Palm Beach, FL 33480.

(2)	The address of GAMCO Investors, Inc. (“GBL”) is 401 Theodore Fremd Avenue, Rye, NY 10580

(3)	Interests shown consist of shares of Class A common stock, Class B convertible common stock, and Class C common stock. Represents shares held by our Sponsor, of which PMVC Delaware Management Partners, LLC is the manager. PMVC Delaware Management Partners, LLC is managed by a management board consisting of Marc Gabelli, Robert LaPenta, Jr., Nathan G. Miller, P. Kasper Jakobsen and Gabelli Investment Partners International LLC, with authority to approve actions of our Sponsor. Each management board member has one vote, and the approval of three of the five board members is required for approval of an action of the Sponsor. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based on the foregoing, no individual management board member exercises voting or dipositive control over any of the securities held by our Sponsor, even those in which he directly owns a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities.

(4)	Certain of our officers and directors, including all of our executive officers, and entities associated with them, hold equity interests in our Sponsor.

Equity Compensation Plans

As of December 31, 2022, and December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, and other required filings with the SEC for the year ended December 31, 2022 and 2021 totaled $75,920 and $40,870, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for audit-related fees for the year ended December 31, 2022 and 2021.

Tax Fees. We did not pay Withum for tax planning and tax advice for the year ended December 31, 2022 and 2021.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act, which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Certificate of Incorporation.*
3.2	Certificate of Amendment to Certificate of Incorporation*
3.3	Bylaws*
4.1	Specimen Unit Certificate.**
4.2	Specimen Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.***
4.5	Description of Registrant’s Securities.
10.1	Form of Letter Agreement from each of the Registrant’s initial stockholders, officers and directors.***
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.***
10.3	Registration Rights Agreement***
14	Code of Ethics.**
31.1	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Registrant’s Current Report Form S-1 filed on August 6, 2020. (SEC File No. 333-241670).

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on August 17, 2020 (SEC File Nos. 333-241670).

***	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 25, 2020.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMV Consumer Acquisition Corp.

Date: March 31, 2023	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 31, 2023	By:	/s/ Robert LaPenta, Jr.
	Name:	Robert LaPenta, Jr.
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 31, 2023	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marc Gabelli	Chairman and Co-Chief Executive Officer	March 31, 2023
Marc Gabelli	(Co-Principal Executive Officer)

/s/ Robert LaPenta, Jr.	Co-Chief Executive Officer	March 31, 2023
Robert LaPenta, Jr.	(Co-Principal Executive Officer)

/s/ Joseph A. Gabelli	Co-President	March 31, 2023
Joseph A. Gabelli

/s/ Timothy Foufas	Co-President	March 31, 2023
Timothy Foufas

/s/ Nathan G. Miller	Chief Financial Officer	March 31, 2023
Nathan G. Miller

/s/ John N. Givissis	Senior Vice President and Chief Accounting Officer	March 31, 2023
John N. Givissis	(Principal accounting and financial officer)

/s/ Clarence A. Davis	Director	March 31, 2023
Clarence A. Davis

/s/ Susan V. Watson	Director	March 31, 2023
Susan V. Watson

/s/ Daniel E. Zucchi	Director	March 31, 2023
Daniel E. Zucchi

/s/ P. Kasper Jakobsen	Director	March 31, 2023
P. Kasper Jakobsen

PMV CONSUMER ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

PMV Consumer Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PMV Consumer Acquisition Corp (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of the Matter – Restatement of Interim Financial Statements

As disclosed in Note 2 of the financial statements, the unaudited interim financial statements as of and for the period ended September 30, 2022 have been restated. The Company previously accounted for its deferred underwriting fee waiver as a forgiveness of debt and recorded a gain on its statements of operations. Management has since re-evaluated its accounting treatment for the forgiveness and has determined that the forgiveness should have been treated as a credit to stockholders’ deficit. This matter is described in more detail in Note 2 of the financial statements.

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

New York, New York

March 31, 2023

PCAOB Number 100

PMV CONSUMER ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$1,149,157	$1,512,496
Other receivable	42,424	—
Prepaid expenses	176,463	103,084
Total Current Assets	1,368,044	1,615,580

Cash and marketable securities held in Trust Account	—	175,109,162
TOTAL ASSETS	$1,368,044	$176,724,742

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$459,591	$256,203
Income taxes payable	30,192	—
Total current liabilities	489,783	256,203

Deferred underwriting fee payable	—	6,125,000
Derivative warrant liabilities	149,000	9,537,845
Total Liabilities	638,783	15,919,048

Commitments and contingencies
Class A convertible common stock subject to possible redemption, 0 and 17,500,000 shares at redemption value of $0.00 and $10.00 per share as of December 31, 2022 and 2021, respectively	—	175,000,000

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Class A convertible common stock, $0.0001 par value; 45,000,000 shares authorized; 3,000,000 and no shares issued and outstanding as of December 31, 2022 and 2021, respectively	300	—
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 1,175,000 and 4,375,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	117	437
Class C common stock, $0.0001 par value; 25,000,000 shares authorized; 204,200 and no shares issued and outstanding as of December 31, 2022 and 2021, respectively	20	—
Special common stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	1,032,490	66
Accumulated deficit	(303,666)	(14,194,809)
Total Stockholders’ Equity (Deficit)	729,261	(14,194,306)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,368,044	$176,724,742

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021
General and administrative expenses	$1,031,318	$494,342
Franchise tax expense	30,526	200,000
Loss from operations	(1,061,844)	(694,342)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,161,232	68,652
Fair value adjustment on derivative warrant liabilities	9,388,845	5,660,155
Loss on Class B shares transferred into Trust Account	(990,000)	—
Forgiveness of deferred underwriting fee payable	309,312	—
Other income (expense)	9,869,389	5,728,807

Income before provision for income taxes	8,807,545	5,034,465
Provision for income taxes	(185,192)	—
Net income	$8,622,353	$5,034,465

Weighted average shares outstanding, of Class A common stock	14,062,476	17,500,000

Basic and diluted net income per share, Class A common stock	$0.48	$0.23

Weighted average shares outstanding, of Class B convertible common stock	3,754,670	4,375,000

Basic and diluted net income per share, Class B convertible common stock	$0.48	$0.23

Weighted average shares outstanding, of Class C common stock	2,244	—

Basic and diluted net income per share, Class C common stock	$0.48	$—

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A		Class B Convertible		Class C				Total
	Common Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Equity (Deficit)
Balance – January 1, 2021	—	$—	4,375,000	$437	—	$—	$66	$(19,229,274)	$(19,228,771)

Net income	—	—	—	—	—	—	—	5,034,465	5,034,465

Balance – December 31, 2021	—	—	4,375,000	437	—	—	66	(14,194,809)	(14,194,306)

Contribution of Class B founder shares to Trust Account (Note 1)	—	—	—	—	—	—	990,000	—	990,000

Conversion of 3,000,000 Class B founders shares into Class A shares	3,000,000	300	(3,000,000)	(300)	—	—	—	—	—

Class C issued at redemption	—	—	—	—	4,200	—	42,424	—	42,424

Class B founder shares converted to Class C	—	—	(200,000)	(20)	200,000	20	—	—	—

Remeasurement adjustment to amount subject to possible redemption	—	—	—	—	—	—		5,268,790	5,268,790

Net income	—	—	—	—	—	—	—	8,622,353	8,622,353

Balance –December 31, 2022	3,000,000	$300	1,175,000	$117	204,200	$20	$1,032,490	$(303,666)	$729,261

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$8,622,353	$5,034,465
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,161,232)	(68,652)
Change in fair value of derivative warrant liabilities	(9,388,845)	(5,660,155)
Loss on Class B shares transferred into Trust Account	990,000	—
Forgiveness of deferred underwriting payable	(309,312)	—
Changes in operating assets and liabilities
Other receivable	(42,424)	—
Prepaid expenses	(73,379)	159,432
Income taxes payable	30,192	—
Accrued expenses	203,388	42,178
Net cash used in operating activities	(1,129,259)	(492,732)

Cash Flows from Investing Activities:
Cash withdrawn from trust account to pay franchise and income taxes	723,496	—
Cash withdrawn from trust account to redeem investors	175,546,898	—
Net cash provided by investing activities	176,270,394	—

Cash Flows from Financing Activities:
Redemption of Class A common stock	(175,546,898)	—
Proceeds from conversion of Class A shares	42,424	—
Net cash used in financing activities	(175,504,474)	—

Net Change in Cash	(363,339)	(492,732)
Cash – Beginning of year	1,512,496	2,005,228
Cash – End of year	$1,149,157	$1,512,496

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$155,000	$—

Non-cash investing and financing activities:
Forgiveness of deferred underwriting fee payable allocated to Class A common stock	$5,815,688	$—
Contribution of Class B common stock to the Trust Account	$990,000	$—
Conversion of Class B common stock to Class A common stock	$300	$—
Conversion of Class B common stock to Class C common stock	$20	$—

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

PMV Consumer Acquisition Corp. (the “Company”) was incorporated in Delaware on March 18, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

Although the Company is not limited to a particular industry or sector for purposes of identifying a potential business opportunity and consummating a transaction, the Company intends to focus its search on business opportunities in the consumer industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a potential business opportunity. It is unlikely that the Company will generate any operating revenues until after the completion of a transaction, at the earliest. The Company generates non-operating income in the form of interest income.

The registration statement for the Company’s Initial Public Offering was declared effective on September 21, 2020. On September 24, 2020, the Company consummated the Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units Sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,150,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to PMV Consumer Acquisition Holding Company, LLC (the “Sponsor”), generating gross proceeds of $6,150,000, which is described in Note 5.

Offering costs amounted to $9,957,390, consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, of which $175,000 was offset with a credit paid by the Underwriter.

Following the closing of the Initial Public Offering on September 24, 2020, an amount of $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) located in the United States, and was only invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-end investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below. The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Units in the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds were intended to be applied generally toward consummating a business combination.

There is no assurance that the Company will be able to complete a transaction successfully.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

The Company initially had until September 21, 2022 to complete a business combination (the “Combination Period”). On September 21, 2022, the Company held a special meeting of stockholders (the “Meeting”). The purpose of the Meeting was to approve the following amendments to the Company’s certificate of incorporation:; to extend the date by which the Company has to consummate a business combination for one year, from September 21, 2022 to September 21, 2023, conditioned on the deposit of 200,000 shares of Class B common stock (to be converted into Class C common stock) into the Company’s Trust account, to increase authorized stock from 86,000,000 to 120,000,000 shares, of which 100,000,000 shall be shares of common stock, consisting of 45,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock, 25,000,000 shares of Class C common stock and 20,000,000 shares of special common stock, and 20,000,000 shall be shares of preferred stock; to permit the Company’s board of directors to create special common stock in one or more series and to fix for each series the voting powers, designations, preferences, rights, qualifications, limitations and restrictions thereof; to provide for (i) the right of a holder of Class A common stock to convert into Class C common stock on a one-for-one basis, (ii) the right of the Company to redeem Class A common stock in exchange for a pro rata share of the net cash (and not stock) held in the Company’s Trust Account, unless the holder elects to receive Class C common stock issued on a one-for-one basis, plus a pro rata share of any stock held in the Trust Account, and (iii) upon such redemption the extinguishment of the legal force and effect of the business combination and Trust Account provisions contained in paragraphs A through I of Article Sixth of the charter; to (i) eliminate the Class B common stock anti-dilution provisions that require adjustment to maintain the specified 20% class ownership, and (ii) provide for the right of a holder of Class B common stock to convert into Class C common stock on a one-for-one basis. All such amendments were approved at the Meeting. On September 27, 2022, the Sponsor contributed to the Company for purposes of making a deposit into the Company’s Trust Account of an aggregate of 200,000 shares of Class B common stock (to be converted into Class C common stock) to extend the date by which the Company has to consummate a business combination for one year, from September 21, 2022 to September 21, 2023.

At the Meeting, in connection with the extension, stockholders holding 15,453,391 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $154,874,303 (approximately $10.02 per share), which included $340,393 of interest earned on the Trust Account which was not previously used to pay the Company’s tax obligation, was removed from the Trust Account to pay such holders. Following these redemptions, the Company had 2,046,609 shares of Class A common stock outstanding and the aggregate amount remaining in the Trust Account at the time was $20,511,170.

On October 17, 2022, the Sponsor elected to convert 3,000,000 shares of its Class B common stock into 3,000,000 shares of Class A common stock. Following the conversion, the Sponsor owned 1,175,000 shares of Class B common stock, and the Company had 5,046,609 shares of Class A common stock outstanding.

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

On December 14, 2022, any unseparated units of the Company (consisting of one share of Class A common stock and one-half of one redeemable warrant) terminated trading and were subsequently separated.

On December 27, 2022, the Company announced the completion of the redemption of its outstanding shares of Class A common stock subject to redemption, totaling 2,046,609 shares issued in its IPO (the “Cass A IPO Shares”), in accordance with the provision of its charter. Holders representing a total of 2,042,409 shares of the Class A IPO Shares called for redemption elected to receive a pro rata share of the cash, including the interest earned thereon net of interest that may be used by the Company to pay its taxes payable (and not any stock), held in the Company’s Trust Account. The $10.10 per share pro rata amount was calculated by dividing the number of Class A IPO Shares redeemed from each such holder by the total number of outstanding Class A IPO Shares. Holders representing a total of 4,200 shares of the Class A IPO Shares called for redemption elected to receive Class C common stock issued on a one-for-one basis for the number of Class A IPO Shares redeemed from each such holder, plus each such holder’s pro rata share of the 200,000 shares of Class C common stock held in the IPO Trust Account. The pro rata share of the Class C common stock held in the Trust Account was calculated by dividing the number of Class A IPO Shares redeemed from each such holder by the total number of Class A IPO Shares redeemed from all holders of Class A IPO Shares that elected to receive stock. The amount of cash that would otherwise have been paid to holders who redeemed for cash (totaling approximately $42,424) was released from the Trust Account and transferred to the Company. The Trust Account was terminated following the release of the cash and stock to holders of Class A IPO Shares in complete liquidation of the assets held in trust. The 3,000,000 shares of Class A common stock owned by the Sponsor, were not redeemed and were expressly excluded from participating in, and were not otherwise entitled to, any of the cash and stock held in the Trust Account. The Class A IPO Shares redeemed are no longer deemed to be outstanding and all rights of the holders thereof as stockholders of the Company with respect to the Class A IPO Shares so redeemed have ceased. The Class C common stock received by holders who elected to receive stock has not been listed on a securities exchange. Following the redemption, the Company has outstanding 3,000,000 shares of Class A common stock, 1,175,000 shares of Class B common stock, 204,200 shares of Class C common stock, 8,750,000 public warrants and 6,150,000 private placement warrants, as well as approximately $1,149,157 of cash on hand available for working capital purposes.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company had recognized a liability upon closing of their initial public offering in September 2020 for a portion of the underwriter’s commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of a business combination. The Company recognized the waiver as an extinguishment, with a resulting non-operating gain recognized in its statements of operations for the three and nine months ended September 30, 2022. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to stockholders’ deficit. Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s previously issued unaudited interim financial statements as of and for the three and nine months ended September 30, 2022 (the “Quarterly Report”) should no longer be relied upon and that it is appropriate to restate the Quarterly Report. As such, the Company will restate its financial statements as of September 30, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on November 14, 2022 (the “Original Filing”) in this annual report on the Company’s 10-K for the year ended December 31, 2022 (the “Annual Report”).

Impact of the Restatement

The impact of the restatement on the statements of operations, changes in stockholders’ deficit and cash flows for the affected period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

Statement of Operations for the Nine Months Ended September 30, 2022 (unaudited)

	As Previously Reported	Adjustment	As Restated
Forgiveness of deferred underwriting fee payable	$4,593,750	$(4,361,766)	$231,984
Other income	14,474,344	(4,361,766)	10,112,578
Income before provision for income taxes	13,501,785	(4,361,766)	9,140,019
Net Income	13,374,625	(4,361,766)	9,012,859
Basic and diluted net loss per ordinary share, Class A ordinary shares	0.62	(0.20)	0.42
Basic and diluted net loss per ordinary share, Class B ordinary shares	0.62	(0.20)	0.42

Statement of Operations for the Three Months Ended September 30, 2022 (unaudited)

	As Previously Reported	Adjustment	As Restated
Forgiveness of deferred underwriting fee payable	$4,593,750	$(4,361,766)	$231,984
Other income	6,248,975	(4,361,766)	1,887,209
Income before provision for income taxes	5,837,173	(4,361,766)	1,475,407
Net Income	5,719,568	(4,361,766)	1,357,802
Basic and diluted net loss per ordinary share, Class A ordinary shares	0.27	(0.21)	0.06
Basic and diluted net loss per ordinary share, Class B ordinary shares	0.27	(0.21)	0.06

Statement of Stockholders’ Deficit for the Three Months Ended September 30, 2022 (unaudited)

	Additional Paid-in Capital			Accumulated Deficit
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Balance – June 30, 2022 (Unaudited)	$66	$-	$66	$(6,539,752)	$-	$(6,539,752)
Contribution of Class B founder shares to Trust Account (Note 1)	990,000	-	990,000	-	-	-
Net income	-	-	-	5,719,568	(4,361,766)	1,357,802
Remeasurement adjustment to amount subject to possible redemption	(387,869)	387,869	-	-	(3,973,897)	(3,973,897)
Balance – September 30, 2022 (Unaudited)	$602,197	$387,869	$990,066	$(820,184)	$(8,335,663)	$(9,155,847)

Statement of Cash Flows for the Nine Months Ended September 30, 2022 (unaudited)

	As Previously Reported	Adjustment	As Restated
Cash Flows From Operating Activities:
Net income	$13,374,625	$(4,361,766)	$9,012,859
Forgiveness of deferred underwriting fee payable	(4,593,750)	4,361,766	(231,984)
Supplemental disclosure of noncash activities:
Forgiveness of deferred underwriting fee payable	-	4,361,766	4,361,766

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022, the Trust Account was fully liquidated. Prior to liquidation the Trust Account had been held in money market funds which primarily invested in U.S. Treasury Securities. At December 31, 2021, the assets held in the Trust Account were held primarily in U.S. Treasury Bills.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Common Stock Subject to Possible Redemption

The Company accounted for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 0 and 17,500,000 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company has classified all of the shares of Class A IPO common stock as temporary equity. Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A IPO common stock resulted in charges against additional paid-in capital and accumulated deficit. As a result of redemptions in September and December 2022, the Class A IPO Shares are no longer deemed to be outstanding and all rights of the holders thereof as stockholders of the Company with respect to the Class A IPO Shares so redeemed have ceased.

The Class A common stock subject to possible redemption reflected on the balance sheets as of December 31, 2022 and 2021, are reconciled in the following table:

Gross proceeds	$175,000,000
Less:
Proceeds allocated to public warrants	(8,837,500)
Class A shares offering costs	(9,454,542)
Plus:
Accretion of carrying value to redemption value	18,292,042
Class A common stock subject to possible redemption as of December 31, 2021	175,000,000
Less:
Proxy redemption	(175,546,898)
Accretion of carrying value to redemption value	(5,268,790)
Plus:
Waiver of Class A issuance costs	5,815,688
Class A common stock subject to possible redemption as of December 31, 2022	$—

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between temporary equity, stockholders’ equity (deficit) and expense. The portion of offering costs allocated to the public warrants was charged to expense. The portion of the offering costs allocated to the public shares was charged to temporary equity. On September 24, 2020, offering costs amounting to $9,957,390 (consisting of $3,500,000 of underwriting fees, $6,125,000 of deferred underwriting fees and $507,390 of other offering costs, net of a $175,000 credit paid by the Underwriter) were allocated as follows: $502,848 in offering costs was charged to expense and $9,454,542 was charged to temporary equity.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income per share, since the warrants are contingent upon the occurrence of future events and average market price of the Company’s Class A common stock for the years ended December 31, 2022 and 2021, was below the Warrants’ $11.50 exercise price. As a result, diluted income per common share is the same as basic income per common share for the periods presented.

The Company has three classes of shares that participate in earnings, which are referred to as Class A common stock (the “Common Stock”) and Class B convertible common stock (the “Founder Shares”), and Class C common stock. Earnings and losses are shared pro-rata between the three classes of shares. This presentation contemplates a transaction as the most likely outcome, in which case, all three classes of shares share pro rata in the income of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except share amounts):

	For the Years Ended December 31,
	2022			2021
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income per share of common stock
Numerator:
Allocation of net income	$6,804,477	$1,816,790	$1,086	$4,027,572	$1,006,893	$—
Denominator:
Basic weighted average shares outstanding	14,062,476	3,754,670	2,244	17,500,000	4,375,000	—

Basic net income per share of common stock	$0.48	$0.48	$0.48	$0.23	$0.23	$—

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis. The Company adopted ASU 2020-06 on January 1, 2022. Adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,500,000 Units at $10.00 per Unit. Each Unit consisted of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,150,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $6,150,000. Each Private Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 6). The proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering and were held in the Trust Account.

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

The over-allotment option was not exercised, consequently 656,250 Founder Shares were forfeited on November 5, 2020. As of December 31, 2022 and 2021, the issued and outstanding shares of Class B convertible common stock is 1,175,000 and 4,375,000 shares, respectively.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 6. RELATED PARTY TRANSACTIONS (CONT.)

On September 27, 2022, the Company’s Sponsor contributed to the Company for purposes of making a deposit into the Company’s IPO Trust Account an aggregate of 200,000 shares of Class B common stock (to be converted into Class C common stock) to extend the date by which the Company had to consummate a business combination for one year, from September 21, 2022 to September 21, 2023. Following the contribution, the Sponsor owned 4,175,000 shares of Class B common stock.

On October 17, 2022, the Sponsor elected to convert 3,000,000 shares of Class B common stock into 3,000,000 shares of Class A common stock. Following the conversion, the Sponsor owned 1,175,000 shares of Class B common stock.

The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering, except that the Founder Shares have the exclusive right to elect, replace and remove the directors of the Company. Holders of Founder Shares may also elect to convert their shares of Class B convertible common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Promissory Note—Related Party

On September 16, 2020, the Sponsor agreed to loan the Company up to an aggregate of $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of (i) September 16, 2021, (ii) the completion of the Initial Public Offering, or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. On October 13, 2020, the balance of $150,000 was repaid in full. As of December 31, 2022 and 2021, there was no outstanding balance under this promissory note.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For each of the years ended December 31, 2022 and 2021, the Company incurred fees for these services of $120,000 and $120,000 respectively. Administrative support fees included in accrued expenses in the accompanying balance sheets at December 31, 2022 and 2021, were $272,000 and $152,000, respectively.

Related Party Loans

In order to finance transaction costs in connection with a transaction, the Sponsor, the Company’s officers or directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a transaction, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of a transaction into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a transaction does not close, the Company may use cash on hand to repay the Working Capital Loans. As of December 31, 2022 and 2021, there were no Working Capital Loans outstanding.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Underwriting Agreement

The underwriters were entitled to a deferred fee of $0.35 per Unit, or $6,125,000. The deferred fee would be forfeited by the underwriters, subject to the terms of the underwriting agreement.

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. On a December 27, 2022, the Company announced the completion of the redemption of its outstanding shares of Class A common stock subject to redemption, totaling 2,046,609 shares issued in its IPO, in accordance with the provision of its charter, which resulted in the forfeiture of the remaining $1,531,250 of the deferred underwriting fee. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to the carrying value of the shares of Class A common stock and the remaining balance of $309,312 was as a gain from extinguishment of liability allocated to warrant liabilities. As of December 31, 2022 and 2021, the deferred underwriting fee payable is $0 and $6,125,000, respectively.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the ongoing macroeconomic impact of the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a potential business opportunity, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Any redemption or other repurchase that occurs after December 31, 2022, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases, (ii) the structure of a transaction, (iii) the nature and amount of any “PIPE” or other equity issuances, and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a transaction.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — At inception, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 20,000,000 shares of preferred stock with a par value of $0.0001. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — At inception, the authorized common stock of the Company included up to 75,000,000 shares of Class A common stock and 10,000,000 shares of Class B convertible common stock. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 45,000,000 shares of Class A Convertible common stock, 10,000,000 shares of Class B common stock, 25,000,000 shares of Class C common stock and 20,000,000 shares of special common stock.

At December 31, 2022 and 2021, there were 3,000,000 and 17,500,000 shares of Class A common stock issued and outstanding, respectively, including 0 and 17,500,000 shares of Class A common convertible stock subject to possible redemption, respectively, which have been reflected as temporary equity on the balance sheets. At December 31, 2022 and 2021, there were 1,175,000 and 4,375,000 shares of Class B convertible common stock issued and outstanding. At December 31, 2022 and 2021, there were 204,200 and 0 shares of Class C common stock issued and outstanding, respectively.

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

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. The Company liquidated the funds held in the Trust Account; holders of warrants did not receive any of such funds with respect to their warrants, nor did they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Warrants will be identical to the Public Warrants underlying the Units sold in the Initial Public Offering, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchaser or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The below table outlines our capital structure as of December 31, 2022:

	Share Class		Shares Outstanding
Registered*	C	0.10%	4,200
Restricted**	C	4.57%	200,000
Total C Shares		4.67%	204,200

Restricted**	A	68.50%	3,000,000
Restricted**	B	26.83%	1,175,000
Total Outstanding Shares		100.00%	4,379,200

*	Registered shares are not listed, and thus not freely tradeable.
**	Restricted shares are Unregistered and not freely tradable and subject to individual legends and restrictions.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 9. INCOME TAXES

The Company’s net deferred tax assets at December 31, 2022 and 2021, are as follows:

Deferred tax asset	2022	2021
Organizational costs/Start-up expenses	$347,876	$110
Federal Net Operating Loss	—	158,187
Total deferred tax asset	347,876	158,297
Valuation allowance	(347,876)	(158,297)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the years ended December 31, 2022 and 2021, consists of the following:

Federal	2022	2021
Current	$185,192	$—
Deferred	(164,321)	(158,297)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	164,321	158,297
Income tax provision	$185,192	$—

As of December 31, 2022 and 2021, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $0 and $753,794, respectively, available to offset future taxable income. These NOLs carryforward indefinitely. The NOLs may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. The amount of the annual limitation, if any, will generally be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

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

A reconciliation of the income tax rate to the Company’s effective tax rate for the years ended December 31, 2022 and 2021, is as follows:

	As of December 31, 2022	As of December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent Book/Tax Differences	(20.8)%	(27.4)%
Change in valuation allowance	1.9%	6.4%
Effective income tax rate	2.1%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$87,500	$—	$87,500	$—

Derivative Warrant Liabilities – Private Placement Warrants	$61,500	$—	$61,500	$—

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$175,109,162	$175,109,162	$—	$—

Liabilities:
Derivative Warrant Liabilities – Public Warrants	$5,600,000	$5,600,000	$—	$—

Derivative Warrant Liabilities – Private Placement Warrants	$3,937,845	$—	$—	$3,937,845

Cash included in the table above was $0 as of December 31, 2022 and $195 as of December 31, 2021.

During the year ended December 31, 2022, the Company withdrew $723,496 of interest income from the Trust Account to pay for taxes and liquidation expenses.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 10. FAIR VALUE MEASUREMENTS (CONT.)

The Company’s Public Warrants were reclassified from Level 3 to Level 1 in Q4 2021; their fair value at December 31, 2022 is based on an observable market quote. The fair value of the Public Warrants prior to Q4 2021 and the fair value of the Private Warrants prior to their transfer to Level 2 in 2022 was based on a Monte Carlo simulation model, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. As of December 31, 2022 and subsequent measurements, the measurement of the Private Warrants are classified as Level 2 due to the use of the closing price of the Public Warrants, an observable market quote for a similar asset in an active market.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants that transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2022 was $61,500.

The following table provides quantitative information regarding Level 3 fair value measurements of Warrant Liabilities:

As of December 31, 2021
Stock price	$9.83
Strike price	$11.50
Term (in years)	5.0
Volatility	13.67%
Risk-free rate	0.71%
Dividend yield	0.00%
Probability of completing a Business Combination	70.00%

The following table presents the changes in the fair value of warrant liabilities for the years ended December 31, 2022 and 2021:

	Private Warrants	Public Warrants	Total
Derivative warrant liabilities – Level 3, at January 1, 2021	$6,273,000	$8,925,000	$15,198,000
Change in fair value recognized in earnings	(2,335,155)	(2,996,000)	(5,331,155)
Transfer of Public Warrants to Level 1	—	(5,929,000)	(5,929,000)
Derivative warrant liabilities – Level 3, at December 31, 2021	3,937,845	—	3,937,845
Change in fair value recognized in earnings	(3,876,345)	—	(3,876,345)
Transfer of Private Warrants to Level 2	(61,500)	—	(61,500)
Derivative warrant liabilities – Level 3, at December 31, 2022	$—	$—	$—

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 10. FAIR VALUE MEASUREMENTS (CONT.)

On September 27, 2022, the Company’s Sponsor contributed to the Company for purposes of making a deposit into the Company’s IPO Trust Account of an aggregate of 200,000 shares of Class B common stock (to be converted into Class C common stock) to extend the date by which the Company has to consummate a business combination for one year, from September 21, 2022 to September 21, 2023.

The fair value of the Class B common stock was calculated by multiplying the probability of a transaction by the Class A share price. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table provides quantitative information regarding Level 3 fair value measurements of the Class B common stock:

As of September 30, 2022 (Initial measurement)
Stock price	$9.90
Probability of completing a Business Combination	$50.00%

The following table presents the changes in the fair value of Class B common stock:

Class B common stock
Initial measurement on September 30, 2022	$990,000
Change in fair value	(990,000)
Fair value measurement on December 31, 2022	$—

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 27, 2023, the Sponsor purchased 204,200 shares of Class C common stock from a Holder, which were comprised of (i) 4,200 shares of Class C common stock, which were issued on a one-for-one basis for the number of shares of Class A common stock of the Company previously redeemed from the Holder, and (ii) 200,000 shares of Class C common stock, which represent the Holder’s pro rata share of the Class C common stock that were held in the Trust Account, for an aggregate purchase price of $42,000.

20