Form 10-Q
period 2023-03-31
PMV Consumer Acquisition Corp.
filed 2023-05-11
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 11, 2023, there are 3,000,000 shares of Class A convertible common stock, par value $0.0001 per share, 1,175,000 shares of Class B convertible common stock, par value $0.0001 per share, and 204,200 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,170,283	$1,149,157
Other receivable	—	42,424
Prepaid expenses	129,474	176,463
TOTAL ASSETS	$1,299,757	$1,368,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$489,478	$459,591
Income taxes payable	30,608	30,192
Total current liabilities	520,086	489,783

Derivative warrant liabilities	149,000	149,000
Total Liabilities	669,086	638,783

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Class A convertible common stock, $0.0001 par value; 45,000,000 shares authorized; 3,000,000 shares issued and outstanding	300	300
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 1,175,000 shares issued and outstanding	117	117
Class C common stock, $0.0001 par value; 25,000,000 shares authorized; 204,200 shares issued and outstanding	20	20
Special Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	1,032,490	1,032,490
Accumulated deficit	(402,256)	(303,666)
Total Stockholders’ Equity	630,671	729,261
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,299,757	$1,368,044

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$100,154	$205,191
Franchise tax expense	7,500	50,000
Loss from operations	(107,654)	(255,191)

Other income
Interest income	9,480	—
Interest earned on marketable securities held in Trust Account	—	42,244
Fair value adjustment on derivative warrant liabilities	—	5,663,845
Other income	9,480	5,706,089

Income (loss) before provision for income taxes	(98,174)	5,450,898
Provision for income taxes	(416)	—
Net income (loss)	$(98,590)	$5,450,898

Weighted average shares outstanding, of Class A convertible common stock	3,000,000	17,500,000

Basic and diluted net income (loss) per share, Class A convertible common stock	$(0.02)	$0.25

Weighted average shares outstanding, of Class B convertible common stock	1,175,000	4,375,000

Basic and diluted net income (loss) per share, Class B convertible common stock	$(0.02)	$0.25

Weighted average shares outstanding, of Class C convertible common stock	204,200	—

Basic and diluted net loss per share, Class C convertible common stock	$(0.02)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Class A Convertible Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2023	3,000,000	$300	1,175,000	$117	204,200	$20	$1,032,490	$(303,666)	$729,261

Net loss	—	—	—	—	—	—	—	(98,590)	(98,590)

Balance – March 31, 2023	3,000,000	$300	1,175,000	$117	204,200	$20	$1,032,490	$(402,256)	$630,671

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Class A Convertible Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2022	—	$—	4,375,000	$437	—	$—	$66	$(14,194,809)	$(14,194,306)

Net income	—	—	—	—	—	—	—	5,450,898	5,450,898

Balance – March 31, 2022	—	$—	4,375,000	$437	—	$—	$66	$(8,743,911)	$(8,743,408)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(98,590)	$5,450,898
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest earned on marketable securities held in Trust Account	—	(42,244)
Change in fair value of derivative warrant liabilities	—	(5,663,845)
Changes in operating assets and liabilities
Other receivable	42,424	—
Prepaid expenses	46,989	34,748
Income taxes payable	416	—
Accrued expenses	29,887	(3,679)
Net cash provided by (used in) operating activities	21,126	(224,122)

Net Change in Cash and Cash Equivalents	21,126	(224,122)
Cash and cash equivalents – Beginning of period	1,149,157	1,512,496
Cash and cash equivalents – End of period	$1,170,283	$1,288,374

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a potential business opportunity. It is unlikely that the Company will generate any operating revenues until after the completion of a transaction, at the earliest. The Company generates non-operating income in the form of interest income.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

The Company initially had until September 21, 2022 to complete a business combination (the “Combination Period”). On September 21, 2022, the Company held a special meeting of stockholders (the “Meeting”). The purpose of the Meeting was to approve the following amendments to the Company’s certificate of incorporation:; to extend the date by which the Company had to consummate a business combination for one year, from September 21, 2022 to September 21, 2023, conditioned on the deposit of 200,000 shares of Class B common stock (to be converted into Class C common stock) into the Company’s Trust account; to increase authorized stock from 86,000,000 to 120,000,000 shares, of which 100,000,000 shall be shares of common stock, consisting of 45,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock, 25,000,000 shares of Class C common stock and 20,000,000 shares of special common stock, and 20,000,000 shall be shares of preferred stock; to permit the Company’s board of directors to create special common stock in one or more series and to fix for each series the voting powers, designations, preferences, rights, qualifications, limitations and restrictions thereof; to provide for (i) the right of a holder of Class A common stock to convert into Class C common stock on a one-for-one basis, (ii) the right of the Company to redeem Class A common stock in exchange for a pro rata share of the net cash (and not stock) held in the Company’s Trust Account, unless the holder elects to receive Class C common stock issued on a one-for-one basis, plus a pro rata share of any stock held in the Trust Account, and (iii) upon such redemption the extinguishment of the legal force and effect of the business combination and Trust Account provisions contained in paragraphs A through I of Article Sixth of the charter; to (i) eliminate the Class B common stock anti-dilution provisions that require adjustment to maintain the specified 20% class ownership, and (ii) provide for the right of a holder of Class B common stock to convert into Class C common stock on a one-for-one basis. All such amendments were approved at the Meeting. On September 27, 2022, the Sponsor contributed to the Company for purposes of making a deposit into the Company’s Trust Account of an aggregate of 200,000 shares of Class B common stock (to be converted into Class C common stock) to extend the date by which the Company has to consummate a business combination for one year, from September 21, 2022 to September 21, 2023.

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

On December 27, 2022, the Company announced the completion of the redemption of its outstanding shares of Class A common stock subject to redemption, totaling 2,046,609 shares issued in its IPO (the “Class A IPO Shares”), in accordance with the provision of its charter. Holders representing a total of 2,042,409 shares of the Class A IPO Shares called for redemption elected to receive a pro rata share of the cash, including the interest earned thereon net of interest that may be used by the Company to pay its taxes payable (and not any stock), held in the Company’s Trust Account. The $10.10 per share pro rata amount was calculated by dividing the number of Class A IPO Shares redeemed from each such holder by the total number of outstanding Class A IPO Shares. Holders representing a total of 4,200 shares of the Class A IPO Shares called for redemption elected to receive Class C common stock issued on a one-for-one basis for the number of Class A IPO Shares redeemed from each such holder, plus each such holder’s pro rata share of the 200,000 shares of Class C common stock held in the IPO Trust Account. The pro rata share of the Class C common stock held in the Trust Account was calculated by dividing the number of Class A IPO Shares redeemed from each such holder by the total number of Class A IPO Shares redeemed from all holders of Class A IPO Shares that elected to receive stock. The amount of cash that would otherwise have been paid to holders who redeemed for cash (totaling approximately $42,424) was released from the Trust Account and transferred to the Company. The Trust Account was terminated following the release of the cash and stock to holders of Class A IPO Shares in complete liquidation of the assets held in trust. The 3,000,000 shares of Class A common stock owned by the Sponsor, were not redeemed and were expressly excluded from participating in, and were not otherwise entitled to, any of the cash and stock held in the Trust Account. The Class A IPO Shares redeemed are no longer deemed to be outstanding and all rights of the holders thereof as stockholders of the Company with respect to the Class A IPO Shares so redeemed have ceased. The Class C common stock received by holders who elected to receive stock has not been listed on a securities exchange. Following the redemption, the Company has outstanding 3,000,000 shares of Class A common stock, 1,175,000 shares of Class B common stock, 204,200 shares of Class C common stock, 8,750,000 public warrants and 6,150,000 private placement warrants, as well as approximately $1,170,283 of cash and cash equivalents on hand available for working capital purposes.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

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

MARCH 31, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023, the Company maintains cash and cash equivalents primarily in the Gabelli U.S. Treasury Money Market Fund, an affiliated entity, which invests fully in instruments issued by the U.S. Government. The Company did not have any cash equivalents as of December 31, 2022.

Marketable Securities Held in Trust Account

At December 31, 2022, the Trust Account was fully liquidated. Prior to liquidation the Trust Account had been held in money market funds which primarily invested in U.S. Treasury Securities.

Common Stock Subject to Possible Redemption

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

MARCH 31, 2023

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the warrants are contingent upon the occurrence of future events and average market price of the Company’s Class A common stock for the three month periods ended March 31, 2023 and March 31, 2022, was below the Warrants’ $11.50 exercise price. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

The Company has three classes of shares that participate in earnings, which are referred to as Class A convertible common stock (the “Common Stock”), Class B convertible common stock (the “Founder Shares”), and Class C common stock. Earnings and losses are shared pro-rata between the three classes of shares. This presentation contemplates a transaction as the most likely outcome, in which case, all three classes of shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	For the Three Months Ended March 31,
	2023			2022
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(67,540)	$(26,453)	$(4,597)	$4,360,718	$1,090,180	$—
Denominator:
Basic weighted average shares outstanding	3,000,000	1,175,000	204,200	17,500,000	4,375,000	—

Basic net income (loss) per share of common stock	$(0.02)	$(0.02)	$(0.02)	$0.25	$0.25	$—

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred, or a lack of access to such funds, could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

MARCH 31, 2023

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

The over-allotment option was not exercised, consequently 656,250 Founder Shares were forfeited on November 5, 2020. As of March 31, 2023 and December 31, 2022, the issued and outstanding shares of Class B convertible common stock is 1,175,000 shares.

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

Promissory Note—Related Party

On September 16, 2020, the Sponsor agreed to loan the Company up to an aggregate of $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of (i) September 16, 2021, (ii) the completion of the Initial Public Offering, or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. On October 13, 2020, the balance of $150,000 was repaid in full. As of March 31, 2023, and December 31, 2022, there was no outstanding balance under this promissory note.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2023 and 2022, the Company incurred fees for these services of $30,000 and $30,000 respectively. Administrative support fees included in accrued expenses in the accompanying unaudited condensed balance sheets at March 31, 2023, and December 31, 2022, were $302,000 and $272,000, respectively.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 5—RELATED PARTY TRANSACTIONS (CONT.)

Related Party Loans

In order to finance transaction costs in connection with a transaction, the Sponsor, the Company’s officers or directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a transaction, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of a transaction into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a transaction does not close, the Company may use cash on hand to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

Cash and Cash Equivalents

At March 31, 2023, the Company invested $1,155,480 in the Gabelli U.S. Treasury Money Market Fund, which is recorded in cash and cash equivalents on the condensed balance sheets.

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

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. On a December 27, 2022, the Company announced the completion of the redemption of its outstanding shares of Class A common stock subject to redemption, totaling 2,046,609 shares issued in its IPO, in accordance with the provision of its charter, which resulted in the forfeiture of the remaining $1,531,250 of the deferred underwriting fee. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to the carrying value of the shares of Class A common stock and the remaining balance of $309,312 was as a gain from extinguishment of liability allocated to warrant liabilities. As of March 31, 2023 and December 31, 2022, the deferred underwriting fee payable is $0.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (CONT.)

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

NOTE 7—STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — At inception, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 20,000,000 shares of preferred stock with a par value of $0.0001. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — At inception, the authorized common stock of the Company included up to 75,000,000 shares of Class A common stock and 10,000,000 shares of Class B convertible common stock. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 45,000,000 shares of Class A convertible common stock, 10,000,000 shares of Class B convertible common stock, 25,000,000 shares of Class C common stock and 20,000,000 shares of special common stock.

At March 31, 2023 and December 31, 2022, there were 3,000,000 shares of Class A convertible common stock issued and outstanding, and 1,175,000 shares of Class B convertible common stock issued and outstanding, and 204,200 shares of Class C common stock issued and outstanding.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 7—STOCKHOLDERS’ EQUITY (DEFICIT) (CONT.)

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

The below table outlines the Company’s capital structure as of March 31, 2023 and December 31, 2022:

	Share Class		Shares Outstanding
Registered*	C	0.10%	4,200
Restricted**	C	4.57%	200,000
Total C Shares		4.67%	204,200

Restricted**	A	68.50%	3,000,000
Restricted**	B	26.83%	1,175,000
Total Outstanding Shares		100.00%	4,379,200

*	Registered shares are not listed, and thus not freely tradeable.

**	Restricted shares are Unregistered and not freely tradable and subject to individual legends and restrictions.

NOTE 8—INCOME TAX

The Company’s net deferred tax assets at March 31, 2023 and December 31, 2022, are as follows:

Deferred tax asset	March 31, 2023	December 31, 2022
Organizational costs/Start-up expenses	$—	$347,876
Federal Net Operating Loss	—	—
Total deferred tax asset	—	347,876
Valuation allowance	—	(347,876)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the three months ended March 31, 2023 and March 31, 2022, consists of the following:

Federal	March 31, 2023	March 31, 2022
Current	$416	$—
Deferred	—	—
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	—	—
Income tax provision	$416	$—

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 8—INCOME TAX (CONT.)

As of March 31, 2023 and December 31, 2022, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

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

A reconciliation of the income tax rate to the Company’s effective tax rate for the years ended March 31, 2023 and 2022, is as follows:

	As of March 31, 2023	As of March 31, 2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent Book/Tax Differences	(21.0)%	(21.8)%
Change in valuation allowance	0.0%	0.8%
Effective income tax rate	0.0%	0.0%

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (CONT.)

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$87,500	$—	$87,500	$—

Derivative Warrant Liabilities – Private Placement Warrants	$61,500	$—	$61,500	$—

Description	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$87,500	$—	$87,500	$—

Derivative Warrant Liabilities – Private Placement Warrants	$61,500	$—	$61,500	$—

During the year ended December 31, 2022, the Company withdrew $723,496 of interest income from the Trust Account to pay for taxes and liquidation expenses.

The fair value of the Company’s Public Warrants at March 31, 2023 and December 31, 2022 is based on observable inputs. The fair value of the Private Warrants prior to their transfer to Level 2 in Q4 2022 was based on a Monte Carlo simulation model, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. As of December 31, 2022 and subsequent measurements, the measurement of the Private Warrants are classified as Level 2 due to the use of the closing price of the Public Warrants, an observable market quote for a similar asset in an active market.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (CONT.)

The following table presents the changes in the fair value of warrant liabilities for the three months ended March 31, 2022:

	Private Warrants	Public Warrants	Total
Derivative warrant liabilities – Level 3, at December 31, 2021	$3,937,845	$—	$3,937,845
Change in fair value recognized in earnings	(2,338,845)	—	(2,338,845)
Transfer of Private Warrants to Level 2	—	—	—
Derivative warrant liabilities – Level 3, at March 31, 2022	$1,599,000	$—	$1,599,000

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact, included in this Form 10-Q, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and/or the Company’s Form 10-K for the year ended December 31, 2023, filed on March 31, 2023 with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a shell company formed under the laws of the State of Delaware on March 18, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business opportunity with one or more businesses or entities. Our efforts to identify a prospective business opportunity will not be limited to a particular industry or geographic location, although we are currently focusing our search for a business opportunity in the consumer industry. We intend to effectuate a business opportunity using cash from the proceeds of the IPO and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a business opportunity with which to complete a transaction. We do not expect to generate any operating revenues until after the completion of a transaction. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $98,590, which consists of interest income of $9,480, offset by general and administrative expenses of $100,154, franchise tax expense of $7,500 and provision for income taxes of $416.

For the three months ended March 31, 2022, we had a net income of $5,450,898, which consists of the change in the fair value of derivative warrant liabilities of $5,663,845 and interest income on marketable securities previously held in the trust account of $42,244, offset by general and administrative expenses of $205,191 and franchise tax expense of $50,000.

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

As of March 31, 2023, we had cash and cash equivalents of $1,170,283. We intend to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

For the three months ended March 31, 2023, cash provided by operating activities was $21,126. Net loss of $98,590 was affected by net increase of changes in operating assets and liabilities of $119,716.

For the three months ended March 31, 2022, cash used in operating activities was $224,122. Net income of $5,450,898 was affected by interest earned on marketable securities previously held in the Trust Account of $42,244, a change in fair value of derivative warrant liabilities of $5,663,845 and net increase of changes in operating assets and liabilities of $31,069.

In order to fund working capital deficiencies or finance transaction costs in connection with a business opportunity, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a transaction, we would repay such loaned amounts. In the event that a transaction does not close, we may use a portion of the working capital to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Warrants, at a price of $1.00 per warrant, at the option of the lender.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of a transaction. Thereafter, on December 27, 2022, in accordance with the provisions of its charter, the Company announced the completion of the redemption of its outstanding shares of Class A common stock subject to redemption (the “Class A IPO Shares”), which resulted in the forfeiture of the remaining $1,531,250 of deferred underwriting fees. Following the completion of the redemption of the Class A IPO Shares, the IPO Trust Account was terminated in complete liquidation of the assets held in trust, and the relevant provisions of the Company’s charter, including with respect to any business combination and the IPO Trust Account, were extinguished and are of no further legal force and effect. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to accumulated earnings (deficit) and the remaining balance of $309,312 was as a gain from extinguishment of liability allocated to warrant liabilities. As of March 31, 2023 and December 31, 2022, the deferred underwriting fee payable is $0.

Critical Accounting Policies

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no material changes to the critical accounting estimates during the quarter ended March 31, 2023. We have identified the following critical accounting policies:

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the average market price of the Company’s Class A common stock for the three months ended March 31, 2023 was below the Warrants’ $11.50 exercise price. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 was effective January 1, 2022 and should be applied on a full or modified retrospective basis. The Company adopted ASU 2020-06 on January 1, 2022. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through March 31, 2023, our efforts were limited to organizational activities, activities relating to our initial public offering and, since the initial public offering, the search for a business opportunity for which to consummate a transaction. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of March 31, 2023, we were not subject to any market or interest rate risk. The Company’s cash was invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Co-Chief Executive Officers and Chief Accounting Officer concluded that, based upon the existence of the material weakness described below, we did not maintain effective disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) as of March 31, 2023.

Changes in Internal Control over Financial Reporting

Other than as described below, there were no changes during the quarter ended March 31, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan and Status

In light of the material weakness in our internal controls over financial reporting, management has taken steps to enhance and improve the design and operating effectiveness of our internal controls over financial reporting, including the following implemented steps: (i) on-boarded additional qualified personnel with the requisite experience and training to supplement existing accounting professionals; (ii) expanded and improved the review process for complex transactions and related accounting standards; and (iii) enhanced access to accounting literature.

We are working to remediate the material weakness as quickly and efficiently as possible and expect that the material weakness will be remediated in 2023. This expected timing incorporates management’s continued efforts to strengthen processes, controls and policies as described above, as well as the necessary steps required to perform a management assessment of our internal controls. Notwithstanding the material weakness described above, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with generally accepted accounting principles.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Form 10-K filed with the SEC on March 31, 2023, for the year ended December 31, 2022.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), blank check companies and other entities, domestic and international, competing for the types of business opportunities we intend to pursue. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, such business opportunities and/or operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous business opportunities we could potentially pursue, our ability to compete for such business opportunities will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain business opportunities.

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

Our success largely depends on the ability of our management team to effectively organize and consummate a business opportunity. Our management team is critical to the execution of our strategic direction and implementation of a business opportunity. It is difficult to predict with any certainty that we will be able to replace these individuals with persons of equivalent experience and capabilities should one or more members no longer be able to serve in their current capacity. If we are unable to find adequate replacements or to attract, retain and incentivize senior executives, other key advisors or new qualified personnel, such inability could have a material adverse effect on our ability to effect a business opportunity and final results of operations.

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

We are not required to obtain an opinion from an independent investment banking firm, or another valuation or appraisal firm that commonly renders fairness opinions, and consequently you may have no assurance from an independent source that the price we are paying in a transaction is fair to our stockholders from a financial point of view.

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

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may effect a business opportunity with an entity that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a business opportunity and completing a transaction. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable business opportunity may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business opportunity are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law, and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may effect a business opportunity with one or more entities that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders, which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to effect one or more business opportunities that are affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business opportunities. Our Sponsor, officers and directors are not currently aware of any specific business opportunities involving any entities with which they are affiliated, and there have been no substantive discussions concerning a business opportunity with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business opportunity, and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion regarding the fairness to our company from a financial point of view of a business opportunity with one or more businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business opportunity may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Business opportunities within the consumer and consumer-related products and services industries entail special considerations and risks. If we are successful in effecting a business opportunity within such industries, we may be subject to, and possibly adversely affected by, the following risks:

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

As a result, included on our balance sheets as of March 31, 2023, and December 31, 2022, and contained elsewhere in this report, are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to identify a potential business opportunity and/or negotiate and complete a transaction, and results of operations.

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

We do not believe that our principal ongoing activities centered on identifying a potential business opportunity and completing a transaction will subject us to the Investment Company Act under the definition of “investment company” contained in Section (3)(a)(1)(A) thereof. By having a business plan targeted at identifying a potential business opportunity and completing a transaction, we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions as defined in the Internal Revenue Code) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because our securities are publicly trading in the over-the-counter, we may be deemed a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

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

As described in Form 10-K for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting related to the Company’s interpretation and accounting for the extinguishment of a significant contingent obligation in 2022. As a result of the material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022. We have taken a number of measures to remediate the material weakness. However, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are quoted, the SEC or other regulatory authorities. The existence of a material weakness in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. The Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of March 31, 2023 and December 31, 2022, 1,175,000 Founder Shares were issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1.	Underwriting Agreement between the Company and UBS Securities LLC and BTIG, LLC as representatives of the underwriters (1)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form S-1/A filed on August 6, 2020)
3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form S-1/A filed on August 6, 2020)
4.1	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Letter Agreement between the Company and PMV Consumer Acquisition Holding Company, LLC (1)
10.2	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company(1)
10.3	Subscription Agreement for private warrants between the Company and PMV Consumer Acquisition Holding Company, LLC(1)
10.4	Registration Rights Agreement between the Company and PMV Consumer Acquisition Company, LLC (1)
10.5	Administrative Services Agreement between the Company and PMV Consumer Delaware Management Partners LLC (1)
31.1*	Certification of Co-Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed September 25, 2020, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMV Consumer Acquisition Corp.

Date: May 11, 2023	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Robert LaPenta, Jr.
	Name:	Robert LaPenta, Jr.
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 11, 2023	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)