Form 10-Q
period 2023-06-30
PMV Consumer Acquisition Corp.
filed 2023-08-10
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 10, 2023, there are 3,000,000 shares of Class A convertible common stock, par value $0.0001 per share, 1,175,000 shares of Class B convertible common stock, par value $0.0001 per share, and 204,200 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,092,512	$1,149,157
Other receivable	—	42,424
Prepaid expenses	129,474	176,463
TOTAL ASSETS	$1,221,986	$1,368,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$474,856	$459,591
Income taxes payable	8,894	30,192
Total current liabilities	483,750	489,783

Derivative warrant liabilities	149,000	149,000
Total Liabilities	632,750	638,783

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Class A convertible common stock, $0.0001 par value; 45,000,000 shares authorized; 3,000,000 shares issued and outstanding	300	300
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 1,175,000 shares issued and outstanding	117	117
Class C common stock, $0.0001 par value; 25,000,000 shares authorized; 204,200 shares issued and outstanding	20	20
Special Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	1,032,490	1,032,490
Accumulated deficit	(443,691)	(303,666)
Total Stockholders’ Equity	589,236	729,261
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,221,986	$1,368,044

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative expenses	$44,018	$255,566	$144,172	$460,757
Franchise tax expense	—	50,000	7,500	100,000
Loss from operations	(44,018)	(305,566)	(151,672)	(560,757)

Other income:
Interest income	13,369	—	22,849	—
Interest earned on marketable securities held in Trust Account	—	285,255	—	327,499
Fair value adjustment on derivative warrant liabilities	—	2,234,025	—	7,897,870
Other income	13,369	2,519,280	22,849	8,225,369

Income (loss) before provision for income taxes	(30,649)	2,213,714	(128,823)	7,664,612
Provision for income taxes	(10,786)	(9,555)	(11,202)	(9,555)
Net income (loss)	$(41,435)	$2,204,159	$(140,025)	$7,655,057

Weighted average shares outstanding, of Class A convertible common stock, basic and diluted	3,000,000	17,500,000	3,000,000	17,500,000

Basic and diluted net income (loss) per share, Class A convertible common stock	$(0.01)	$0.10	$(0.03)	$0.35

Weighted average shares outstanding, of Class B convertible common stock, basic and diluted	1,175,000	4,375,000	1,175,000	4,375,000

Basic and diluted net income (loss) per share, Class B convertible common stock	$(0.01)	$0.10	$(0.03)	$0.35

Weighted average shares outstanding, of Class C common stock, basic and diluted	204,200	—	204,200	—

Basic and diluted net loss per share, Class C common stock	$(0.01)	$—	$(0.03)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Class A Convertible Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2023	3,000,000	$300	1,175,000	$117	204,200	$20	$1,032,490	$(303,666)	$729,261

Net loss	—	—	—	—	—	—	—	(98,590)	(98,590)

Balance – March 31, 2023	3,000,000	300	1,175,000	117	204,200	20	1,032,490	(402,256)	630,671

Net loss	—	—	—	—	—	—	—	(41,435)	(41,435)

Balance – June 30, 2023	3,000,000	$300	1,175,000	$117	204,200	$20	$1,032,490	$(443,691)	$589,236

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(Unaudited)

	Class A Convertible Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2022	—	$—	4,375,000	$437	—	$—	$66	$(14,194,809)	$(14,194,306)

Net income	—	—	—	—	—	—	—	5,450,898	5,450,898

Balance – March 31, 2022	—	—	4,375,000	437	—	—	66	(8,743,911)	(8,743,408)

Net income	—	—	—	—	—	—	—	2,204,159	2,204,159

Balance – June 30, 2022	—	$—	4,375,000	$437	—	$—	$66	$(6,539,752)	$(6,539,249)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(140,025)	$7,655,057
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	—	(327,499)
Change in fair value of derivative warrant liabilities	—	(7,897,870)
Changes in operating assets and liabilities
Other receivable	42,424	—
Prepaid expenses	46,989	69,881
Income taxes payable	(28,798)	9,555
Accrued expenses	22,765	147,238
Net cash used in operating activities	(56,645)	(343,638)

Net Change in Cash and Cash Equivalents	(56,645)	(343,638)
Cash and cash equivalents – Beginning of period	1,149,157	1,512,496
Cash and cash equivalents – End of period	$1,092,512	$1,168,858

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$40,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a potential business opportunity. It is unlikely that the Company will generate any operating revenues until after the completion of a transaction, at the earliest. The Company generates non-operating income in the form of interest income.

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

JUNE 30, 2023

(Unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

The Company initially had until September 21, 2022 to complete a business combination (the “Combination Period”). On September 21, 2022, the Company held a special meeting of stockholders (the “Meeting”). The purpose of the Meeting was to approve the following amendments to the Company’s certificate of incorporation: to extend the date by which the Company had to consummate a business combination for one year, from September 21, 2022 to September 21, 2023, conditioned on the deposit of 200,000 shares of Class B common stock (to be converted into Class C common stock) into the Company’s Trust account; to increase authorized stock from 86,000,000 to 120,000,000 shares, of which 100,000,000 shall be shares of common stock, consisting of 45,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock, 25,000,000 shares of Class C common stock and 20,000,000 shares of special common stock, and 20,000,000 shall be shares of preferred stock; to permit the Company’s board of directors to create special common stock in one or more series and to fix for each series the voting powers, designations, preferences, rights, qualifications, limitations and restrictions thereof; to provide for (i) the right of a holder of Class A common stock to convert into Class C common stock on a one-for-one basis, (ii) the right of the Company to redeem Class A common stock in exchange for a pro rata share of the net cash (and not stock) held in the Company’s Trust Account, unless the holder elects to receive Class C common stock issued on a one-for-one basis, plus a pro rata share of any stock held in the Trust Account, and (iii) upon such redemption the extinguishment of the legal force and effect of the business combination and Trust Account provisions contained in paragraphs A through I of Article Sixth of the charter; to (i) eliminate the Class B common stock anti-dilution provisions that require adjustment to maintain the specified 20% class ownership, and (ii) provide for the right of a holder of Class B common stock to convert into Class C common stock on a one-for-one basis. All such amendments were approved at the Meeting. On September 27, 2022, the Sponsor contributed to the Company for purposes of making a deposit into the Company’s Trust Account of an aggregate of 200,000 shares of Class B common stock (to be converted into Class C common stock) to extend the date by which the Company has to consummate a business combination for one year, from September 21, 2022 to September 21, 2023.

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

JUNE 30, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

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

JUNE 30, 2023

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

Common Stock Subject to Possible Redemption

The Company had classified all of the shares of Class A IPO common stock as temporary equity. Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A IPO common stock resulted in charges against additional paid-in capital and accumulated deficit. As a result of redemptions in September and December 2022, the Class A IPO Shares are no longer deemed to be outstanding and all rights of the holders thereof as stockholders of the Company with respect to the Class A IPO Shares so redeemed have ceased.

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

JUNE 30, 2023

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the warrants are contingent upon the occurrence of future events and average market price of the Company’s Class A common stock for the three month periods ended June 30, 2023 and June 30, 2022, was below the Warrants’ $11.50 exercise price. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

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

The following tables reflect the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	For the Three Months Ended June 30,
	2023			2022
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(28,385)	$(11,118)	$(1,932)	$1,763,327	$440,832	$—
Denominator:
Basic weighted average shares outstanding	3,000,000	1,175,000	204,200	17,500,000	4,375,000	—

Basic net income (loss) per share of common stock	$(0.01)	$(0.01)	$(0.01)	$0.10	$0.10	$—

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

	For the Six Months Ended June 30,
	2023			2022
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(95,925)	$(37,571)	$(6,529)	$6,124,046	$1,531,011	$—
Denominator:
Basic weighted average shares outstanding	3,000,000	1,175,000	204,200	17,500,000	4,375,000	—

Basic net income (loss) per share of common stock	$(0.03)	$(0.03)	$(0.03)	$0.35	$0.35	$—

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

Fair Value of Financial Instruments

Excluding the warrant liability, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

JUNE 30, 2023

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

The over-allotment option was not exercised, consequently 656,250 Founder Shares were forfeited on November 5, 2020. As of June 30, 2023 and December 31, 2022, the issued and outstanding shares of Class B convertible common stock is 1,175,000 shares.

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

Promissory Note—Related Party

On September 16, 2020, the Sponsor agreed to loan the Company up to an aggregate of $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of (i) September 16, 2021, (ii) the completion of the Initial Public Offering, or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. On October 13, 2020, the balance of $150,000 was repaid in full. As of June 30, 2023, and December 31, 2022, there was no outstanding balance under this promissory note.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended June 30, 2023 and 2022, the Company incurred fees for these services of $30,000 and $30,000 respectively, and for the six months ended June 30, 2023 and 2022, the Company incurred fees for these services of $60,000 and $60,000 respectively. Administrative support fees included in accrued expenses in the accompanying unaudited condensed balance sheets at June 30, 2023, and December 31, 2022, were $332,000 and $272,000, respectively.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 5—RELATED PARTY TRANSACTIONS (CONT.)

Related Party Loans

In order to finance transaction costs in connection with a transaction, the Sponsor, the Company’s officers or directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a transaction, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of a transaction into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a transaction does not close, the Company may use cash on hand to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

Cash and Cash Equivalents

At June 30, 2023, the Company invested $1,078,849 in the Gabelli U.S. Treasury Money Market Fund, which is recorded in cash and cash equivalents on the condensed balance sheets. This investment is an open-ended money market fund with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on this investment is held constant at $1.00 per unit.

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

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. On December 27, 2022, the Company announced the completion of the redemption of its outstanding shares of Class A common stock subject to redemption, totaling 2,046,609 shares issued in its IPO, in accordance with the provision of its charter, which resulted in the forfeiture of the remaining $1,531,250 of the deferred underwriting fee. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to the carrying value of the shares of Class A common stock and the remaining balance of $309,312 as a gain from extinguishment of liability allocated to warrant liabilities. As of June 30, 2023 and December 31, 2022, the deferred underwriting fee payable is $0.

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

JUNE 30, 2023

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

NOTE 7—STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — At inception, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 20,000,000 shares of preferred stock with a par value of $0.0001. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

At June 30, 2023 and December 31, 2022, there were 3,000,000 shares of Class A convertible common stock issued and outstanding, 1,175,000 shares of Class B convertible common stock issued and outstanding, and 204,200 shares of Class C common stock issued and outstanding.

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

JUNE 30, 2023

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

The below table outlines the Company’s capital structure as of June 30, 2023 and December 31, 2022:

	Share Class		Shares Outstanding
Registered*	C	0.10%	4,200
Restricted**	C	4.57%	200,000
Total C Shares		4.67%	204,200

Restricted**	A	68.50%	3,000,000
Restricted**	B	26.83%	1,175,000
Total Outstanding Shares		100.00%	4,379,200

*	Registered shares are not listed, and thus not freely tradeable.

**	Restricted shares are Unregistered and not freely tradable and subject to individual legends and restrictions.

NOTE 8—INCOME TAX

The Company’s net deferred tax assets at June 30, 2023 and December 31, 2022, are as follows:

Deferred tax asset	June 30, 2023	December 31, 2022
Organizational costs/Start-up expenses	$—	$347,876
Federal Net Operating Loss	—	—
Total deferred tax asset	—	347,876
Valuation allowance	—	(347,876)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the three and six months ended June 30, 2023 and June 30, 2022, consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Federal	2023	2022	2023	2022
Current	$134	$9,555	$550	$9,555
Deferred	—	—	—	—
State
Current	$10,652	$—	$10,652	$—
Deferred	—	—	—	—
Change in valuation allowance	—	—	—	—
Income tax provision	$10,786	$9,555	$11,202	$9,555

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 8—INCOME TAX (CONT.)

As of June 30, 2023 and December 31, 2022, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

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

A reconciliation of the income tax rate to the Company’s effective tax rate for the six months ended June 30, 2023 and June 30, 2022, is as follows:

	For the Six Months Ended June 30,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent book/tax differences	(21.0)%	(21.6)%
Change in valuation allowance	0.0%	0.8%
Effective income tax rate	0.0%	0.2%

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (CONT.)

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$87,500	$—	$87,500	$—

Derivative Warrant Liabilities – Private Placement Warrants	$61,500	$—	$61,500	$—

Description	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$87,500	$—	$87,500	$—

Derivative Warrant Liabilities – Private Placement Warrants	$61,500	$—	$61,500	$—

The fair value of the Company’s Public Warrants at June 30, 2023 and December 31, 2022 is based on observable inputs. The fair value of the Private Warrants prior to their transfer to Level 2 in Q4 2022 was based on a Monte Carlo simulation model, with changes in fair value recognized in the statements of operations. As of December 31, 2022 and subsequent measurements, the measurement of the Private Warrants are classified as Level 2 due to the use of the closing price of the Public Warrants, an observable market quote for a similar asset in an active market.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (CONT.)

The following table presents the changes in the fair value of warrant liabilities for the three and six months ended June 30, 2022:

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a business opportunity with which to complete a transaction. We do not expect to generate any operating revenues until after the completion of a transaction. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2023, we had a net loss of $41,435 and $140,025, respectively, which consists of interest income of $13,369 and $22,849, respectively, offset by general and administrative expenses of $44,018 and $144,172, respectively, franchise tax expense of $Nil and $7,500, respectively, and provision for income taxes of $10,786 and $11,202, respectively.

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

As of June 30, 2023, we had cash and cash equivalents of $1,092,512. We intend to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

For the six months ended June 30, 2023, cash used in operating activities was $56,645. Net loss of $140,025 was affected by net increase of changes in operating assets and liabilities of $83,380.

For the six months ended June 30, 2022, cash used in operating activities was $343,638. Net income of $7,655,057 was affected by interest earned on marketable securities previously held in the Trust Account of $327,499, a change in fair value of derivative warrant liabilities of $7,897,870 and net increase of changes in operating assets and liabilities of $226,674.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of a transaction. Thereafter, on December 27, 2022, in accordance with the provisions of its charter, the Company announced the completion of the redemption of its outstanding shares of Class A common stock subject to redemption (the “Class A IPO Shares”), which resulted in the forfeiture of the remaining $1,531,250 of deferred underwriting fees. Following the completion of the redemption of the Class A IPO Shares, the IPO Trust Account was terminated in complete liquidation of the assets held in trust, and the relevant provisions of the Company’s charter, including with respect to any business combination and the IPO Trust Account, were extinguished and are of no further legal force and effect. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to accumulated earnings (deficit) and the remaining balance of $309,312 was as a gain from extinguishment of liability allocated to warrant liabilities. As of June 30, 2023 and December 31, 2022, the deferred underwriting fee payable is $0.

Critical Accounting Estimates and Policies

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no material changes to the critical accounting estimates during the quarter ended June 30, 2023. We have identified the following critical accounting policies:

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the average market price of the Company’s Class A common stock for the three months ended June 30, 2023 was below the Warrants’ $11.50 exercise price. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through June 30, 2023, our efforts were limited to organizational activities, activities relating to our initial public offering and, since the initial public offering, the search for a business opportunity for which to consummate a transaction. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of June 30, 2023, we were not subject to any market or interest rate risk. The Company’s cash was invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Co-Chief Executive Officers and Chief Accounting Officer concluded that, based upon the existence of the material weakness described below, we did not maintain effective disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) as of June 30, 2023.

Changes in Internal Control over Financial Reporting

Other than as described below, there were no changes during the quarter ended June 30, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan and Status

As described in Form 10-K for the year ended December 31, 2022, we identified a material weakness in our internal controls over financial reporting related to the Company’s interpretation and accounting for the extinguishment of a significant contingent obligation in 2022. In light of the material weakness in our internal controls over financial reporting, management has taken steps to enhance and improve the design and operating effectiveness of our internal controls over financial reporting, including the following implemented steps: (i) on-boarded additional qualified personnel with the requisite experience and training to supplement existing accounting professionals; (ii) expanded and improved the review process for complex transactions and related accounting standards; and (iii) enhanced access to accounting literature.

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

We may reincorporate in another jurisdiction and such reincorporation may result in taxes imposed on stockholders.

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

The economic, political and social conditions, as well as government policies, of the country in which our operations are ultimately located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy, and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find and/or effect an attractive business opportunity.

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

As a result, included on our balance sheets as of June 30, 2023, and December 31, 2022, and contained elsewhere in this report, are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Currently our securities are not eligible for proprietary broker-dealer quotations. All quotes will reflect unsolicited customer orders and, as a result, we expect any trading to involve a higher risk of wider spreads, increased volatility, and price dislocations and a general illiquid trading environment. Proprietary broker-dealer quotations may not commence until an initial review by a broker-dealer under the SEC’s Rule 15c2-11 which would enable brokers to publish competing quotes and provide continuous market making. No assurance can be provided that a liquid trading market will develop even if market makers begin proprietary quotations and thus we expect investors will experience difficulty in trading our securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. The Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of June 30, 2023 and December 31, 2022, 1,175,000 Founder Shares were issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

PMV Consumer Acquisition Corp.

Date: August 10, 2023	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Robert LaPenta, Jr.
	Name:	Robert LaPenta, Jr.
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 10, 2023	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)