Form 10-Q
period 2023-09-30
PMV Consumer Acquisition Corp.
filed 2023-11-13
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 13, 2023, there are 3,000,000 shares of Class A convertible common stock, par value $0.0001 per share, 1,175,000 shares of Class B convertible common stock, par value $0.0001 per share, and 204,200 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,098,843	$1,149,157
Other receivable	—	42,424
Prepaid expenses	129,474	176,463
TOTAL ASSETS	$1,228,317	$1,368,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$534,925	$459,591
Income taxes payable	22,418	30,192
Total current liabilities	557,343	489,783

Derivative warrant liabilities	149,000	149,000
Total Liabilities	706,343	638,783

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Class A convertible common stock, $0.0001 par value; 45,000,000 shares authorized; 3,000,000 shares issued and outstanding	300	300
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 1,175,000 shares issued and outstanding	117	117
Class C common stock, $0.0001 par value; 25,000,000 shares authorized; 204,200 shares issued and outstanding	20	20
Special Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	1,032,490	1,032,490
Accumulated deficit	(510,953)	(303,666)
Total Stockholders’ Equity	521,974	729,261
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,228,317	$1,368,044

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative expenses	$57,670	$351,802	$201,842	$812,559
Franchise tax expense	2,700	60,000	10,200	160,000
Loss from operations	(60,370)	(411,802)	(212,042)	(972,559)

Other income:
Interest income	14,132	—	36,981	—
Interest earned on marketable securities held in Trust Account	—	686,865	—	1,014,364
Fair value adjustment on derivative warrant liabilities	—	968,360	—	8,866,230
Forgiveness of debt	—	231,984	—	231,984
Other income	14,132	1,887,209	36,981	10,112,578

Income (loss) before provision for income taxes	(46,238)	1,475,407	(175,061)	9,140,019
Provision for income taxes	(21,024)	(117,605)	(32,226)	(127,160)
Net income (loss)	$(67,262)	$1,357,802	$(207,287)	$9,012,859

Weighted average shares outstanding, of Class A convertible common stock, basic and diluted	3,000,000	17,500,000	3,000,000	17,500,000

Basic and diluted net income (loss) per share, Class A convertible common stock	$(0.02)	$0.06	$(0.05)	$0.41

Weighted average shares outstanding, of Class B convertible common stock, basic and diluted	1,175,000	4,375,000	1,175,000	4,375,000

Basic and diluted net income (loss) per share, Class B convertible common stock	$(0.02)	$0.06	$(0.05)	$0.41

Weighted average shares outstanding, of Class C common stock, basic and diluted	204,200	—	204,200	—

Basic and diluted net loss per share, Class C common stock	$(0.02)	$—	$(0.05)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Class A Convertible Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2023	3,000,000	$300	1,175,000	$117	204,200	$20	$1,032,490	$(303,666)	$729,261

Net loss	—	—	—	—	—	—	—	(98,590)	(98,590)

Balance – March 31, 2023	3,000,000	300	1,175,000	117	204,200	20	1,032,490	(402,256)	630,671

Net loss	—	—	—	—	—	—	—	(41,435)	(41,435)

Balance – June 30, 2023	3,000,000	300	1,175,000	117	204,200	20	1,032,490	(443,691)	589,236

Net loss	—	—	—	—	—	—	—	(67,262)	(67,262)

Balance – September 30, 2023	3,000,000	$300	1,175,000	$117	204,200	$20	$1,032,490	$(510,953)	$521,974

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(Unaudited)

	Class A Convertible Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2022	—	$—	4,375,000	$437	—	$—	$66	$(14,194,809)	$(14,194,306)

Net income	—	—	—	—	—	—	—	5,450,898	5,450,898

Balance – March 31, 2022	—	—	4,375,000	437	—	—	66	(8,743,911)	(8,743,408)

Net income	—	—	—	—	—	—	—	2,204,159	2,204,159

Balance – June 30, 2022	—	—	4,375,000	437	—	—	66	(6,539,752)	(6,539,249)

Contribution of Class B founder shares to Trust Account (Note 1)	—	—	—	—	—	—	990,000	—	990,000

Net income	—	—	—	—	—	—	—	1,357,802	1,357,802

Re-measurement adjustment to amount subject to possible redemption	—	—	—	—	—	—	—	3,973,897	3,973,897

Balance – September 30, 2022	—	$—	4,375,000	$437	—	$—	$990,066	$(1,208,053)	$(217,550)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(207,287)	$9,012,859
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	—	(1,014,364)
Forgiveness of deferred underwriting fee	—	(231,984)
Change in fair value of derivative warrant liabilities	—	(8,866,230)
Changes in operating assets and liabilities
Other receivable	42,424	—
Prepaid expenses	46,989	2,725
Income taxes payable	(7,774)	22,160
Accrued expenses	75,334	325,103
Net cash used in operating activities	(50,314)	(749,731)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account pay franchise and income taxes	—	673,497
Cash withdrawn from Trust Account to redeem investors	—	154,874,304
Net cash provided by investing activities	—	155,547,801

Cash Flows from Financing Activities:
Redemption of common stock	—	(154,874,304)
Net cash used in financing activities	—	(154,874,304)

Net Change in Cash and Cash Equivalents	(50,314)	(76,234)
Cash and cash equivalents – Beginning of period	1,149,157	1,512,496
Cash and cash equivalents – End of period	$1,098,843	$1,436,262

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$40,000	$—
Forgiveness of deferred underwriting fee payable	—	4,361,766

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a potential business opportunity. It is unlikely that the Company will generate any operating revenues until after the completion of a transaction, at the earliest. The Company generates non-operating income in the form of interest income.

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

SEPTEMBER 30, 2023

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

On December 27, 2022, the Company announced the completion of the redemption of its outstanding shares of Class A common stock subject to redemption, totaling 2,046,609 shares issued in its IPO (the “Class A IPO Shares”), in accordance with the provision of its charter. Holders representing a total of 2,042,409 shares of the Class A IPO Shares called for redemption elected to receive a pro rata share of the cash, including the interest earned thereon net of interest that may be used by the Company to pay its taxes payable (and not any stock), held in the Company’s Trust Account. The $10.10 per share pro rata amount was calculated by dividing the number of Class A IPO Shares redeemed from each such holder by the total number of outstanding Class A IPO Shares. Holders representing a total of 4,200 shares of the Class A IPO Shares called for redemption elected to receive Class C common stock issued on a one-for-one basis for the number of Class A IPO Shares redeemed from each such holder, plus each such holder’s pro rata share of the 200,000 shares of Class C common stock held in the IPO Trust Account. The pro rata share of the Class C common stock held in the Trust Account was calculated by dividing the number of Class A IPO Shares redeemed from each such holder by the total number of Class A IPO Shares redeemed from all holders of Class A IPO Shares that elected to receive stock. The amount of cash that would otherwise have been paid to holders who redeemed for cash (totaling approximately $42,424) was released from the Trust Account and transferred to the Company. The Trust Account was terminated following the release of the cash and stock to holders of Class A IPO Shares in complete liquidation of the assets held in trust. The 3,000,000 shares of Class A common stock owned by the Sponsor were not redeemed and were expressly excluded from participating in, and were not otherwise entitled to, any of the cash and stock held in the Trust Account. The Class A IPO Shares redeemed are no longer deemed to be outstanding and all rights of the holders thereof as stockholders of the Company with respect to the Class A IPO Shares so redeemed have ceased. The Class C common stock received by holders who elected to receive stock has not been listed on a securities exchange. Following the redemption, the Company has outstanding 3,000,000 shares of Class A common stock, 1,175,000 shares of Class B common stock, 204,200 shares of Class C common stock, 8,750,000 public warrants and 6,150,000 private placement warrants, as well as approximately $1,098,843 of cash and cash equivalents on hand available for working capital purposes.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the warrants are contingent upon the occurrence of future events and average market price of the Company’s Class A common stock for the three month periods ended September 30, 2023 and September 30, 2022, was below the Warrants’ $11.50 exercise price. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

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

The following tables reflect the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	For the Three Months Ended September 30,
	2023			2022
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(46,078)	$(18,047)	$(3,136)	$1,086,242	$271,560	$—
Denominator:
Basic weighted average shares outstanding	3,000,000	1,175,000	204,200	17,500,000	4,375,000	—

Basic net income (loss) per share of common stock	$(0.02)	$(0.02)	$(0.02)	$0.06	$0.06	$—

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

	For the Nine Months Ended September 30,
	2023			2022
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(142,003)	$(55,618)	$(9,666)	$7,210,287	$1,802,572	$—
Denominator:
Basic weighted average shares outstanding	3,000,000	1,175,000	204,200	17,500,000	4,375,000	—

Basic net income (loss) per share of common stock	$(0.05)	$(0.05)	$(0.05)	$0.41	$0.41	$—

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

SEPTEMBER 30, 2023

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

The over-allotment option was not exercised, consequently 656,250 Founder Shares were forfeited on November 5, 2020. As of September 30, 2023 and December 31, 2022, the issued and outstanding shares of Class B convertible common stock is 1,175,000 shares.

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

Promissory Note—Related Party

On September 16, 2020, the Sponsor agreed to loan the Company up to an aggregate of $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of (i) September 16, 2021, (ii) the completion of the Initial Public Offering, or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. On October 13, 2020, the balance of $150,000 was repaid in full. As of September 30, 2023, and December 31, 2022, borrowings under this promissory note are no longer available, and there was no outstanding balance.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended September 30, 2023 and 2022, the Company incurred fees for these services of $30,000 and $30,000 respectively, and for the nine months ended September 30, 2023 and 2022, the Company incurred fees for these services of $90,000 and $90,000 respectively. Administrative support fees included in accrued expenses in the accompanying unaudited condensed balance sheets at September 30, 2023, and December 31, 2022, were $362,000 and $272,000, respectively.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 5—RELATED PARTY TRANSACTIONS (CONT.)

Related Party Loans

In order to finance transaction costs in connection with a transaction, the Sponsor, the Company’s officers or directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a transaction, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of a transaction into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a transaction does not close, the Company may use cash on hand to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

Cash and Cash Equivalents

At September 30, 2023, the Company invested $1,092,981 in the Gabelli U.S. Treasury Money Market Fund, which is recorded in cash and cash equivalents on the condensed balance sheets. This investment is an open-ended money market fund with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on this investment is held constant at $1.00 per unit.

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

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. On December 27, 2022, the Company announced the completion of the redemption of its outstanding shares of Class A common stock subject to redemption, totaling 2,046,609 shares issued in its IPO, in accordance with the provision of its charter, which resulted in the forfeiture of the remaining $1,531,250 of the deferred underwriting fee. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to the carrying value of the shares of Class A common stock and the remaining balance of $309,312 as a gain from extinguishment of liability allocated to warrant liabilities. As of September 30, 2023 and December 31, 2022, the deferred underwriting fee payable is $0.

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

SEPTEMBER 30, 2023

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

NOTE 7—STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — At inception, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 20,000,000 shares of preferred stock with a par value of $0.0001. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

At September 30, 2023 and December 31, 2022, there were 3,000,000 shares of Class A convertible common stock issued and outstanding, 1,175,000 shares of Class B convertible common stock issued and outstanding, and 204,200 shares of Class C common stock issued and outstanding.

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

SEPTEMBER 30, 2023

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

The below table outlines the Company’s capital structure as of September 30, 2023 and December 31, 2022:

	Share Class		Shares Outstanding
Registered*	C	0.10%	4,200
Restricted**	C	4.57%	200,000
Total C Shares		4.67%	204,200

Restricted**	A	68.50%	3,000,000
Restricted**	B	26.83%	1,175,000
Total Outstanding Shares		100.00%	4,379,200

*	Registered shares are not listed, and thus not freely tradeable.

**	Restricted shares are Unregistered and not freely tradable and subject to individual legends and restrictions.

NOTE 8—INCOME TAX

The Company’s net deferred tax assets at September 30, 2023 and December 31, 2022, are as follows:

Deferred tax asset	September 30, 2023	December 31, 2022
Organizational costs/Start-up expenses	$390,263	$347,876
Federal Net Operating Loss	—	—
Total deferred tax asset	390,263	347,876
Valuation allowance	(390,263)	(347,876)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the three and nine months ended September 30, 2023 and September 30, 2022, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Federal	2023	2022	2023	2022
Current	$8,077	$95,445	$8,627	$105,000
Deferred	—	—	—	—
State
Current	$12,947	$—	$23,599	$—
Deferred	—	—	—	—
Change in valuation allowance	—	—	—	—
Income tax provision	$21,024	$95,445	$32,226	$105,000

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 8—INCOME TAX (CONT.)

As of September 30, 2023 and December 31, 2022, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

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

A reconciliation of the income tax rate to the Company’s effective tax rate for the nine months ended September 30, 2023 and September 30, 2022, is as follows:

	For the Nine Months Ended September 30,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	(13.5)%	0.0%
Permanent book/tax differences	(25.9)%	(20.5)%
Change in valuation allowance	0.0%	1.3%
Effective income tax rate	(18.4)%	1.8%

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (CONT.)

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$87,500	$—	$87,500	$—

Derivative Warrant Liabilities – Private Placement Warrants	$61,500	$—	$61,500	$—

Description	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$87,500	$—	$87,500	$—

Derivative Warrant Liabilities – Private Placement Warrants	$61,500	$—	$61,500	$—

The fair value of the Company’s Public Warrants at September 30, 2023 and December 31, 2022 is based on observable inputs. The fair value of the Private Warrants prior to their transfer to Level 2 in Q4 2022 was based on a Monte Carlo simulation model, with changes in fair value recognized in the statements of operations. As of December 31, 2022 and subsequent measurements, the measurement of the Private Warrants are classified as Level 2 due to the use of the closing price of the Public Warrants, an observable market quote for a similar asset in an active market.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

The following table presents the changes in the fair value of warrant liabilities for the three and nine months ended September 30, 2022:

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 10—SUBSEQUENT EVENTS

On or about November 1, the Sponsor elected to voluntarily convert all of its shares of Class A Common Stock into shares of Class C Common Stock (the “Class C Conversion”).  Following this conversion, the Sponsor owned 1,175,000 shares of Class B Common Stock and 3,204,200 shares of Class C Common Stock.

Subject to the Class C Conversion, the Board of Directors of the Company (the “Board”) recommended, and the stockholders approved, various amendments to the Charter, as well as a reverse stock split of all outstanding shares of Class B Common Stock and Class C Common Stock at a ratio of 43.792-to-1 (the “Reverse Stock Split”).  The purpose of the Reverse Stock Split is to decrease the total number of shares of the Company’s Common Stock outstanding and increase the liquidity and market price of such shares to approximately $10.00 per share.  Following the effective date of the Reverse Stock Split, which has not yet been determined, approximately 26,831 shares of Class B Common Stock will be in issue and outstanding and approximately 73,169 shares of Class C Common Stock will be in issue and outstanding.

Further, in light of the aforementioned share conversion and the Board’s determination to effect the Reverse Stock Split, and in order to simplify and better reflect the purpose, capital structure, governance and organizational policies and procedures of the Company, the Board recommended, and the stockholders approved, various amendments to the Charter, including: (i) the elimination of any and all authorized shares of Class A Common Stock,  the renaming of the Class C Common Stock to Class A Common Stock, and the elimination of any and all authorized shares of Special Common Stock, (ii) the modification of the rights of the Class B Common Stock such that (a) the provisions permitting conversion into shares of Class C Common Stock are deleted and (b) each holder of record shall be entitled to ten (10) votes for each share of Class B Common Stock held, (iii) the deletion of certain provisions of Article SIXTH of the Charter, including with respect to any references to a business combination and/or the Company’s IPO Trust Account, as such provisions were previously extinguished in accordance with the terms and conditions of the Charter and are therefore of no further legal force and effect, and (iv) the deletion of certain provisions of Article SIXTH of the Charter, including the requirement that the Board be divided into staggered classes for election.  On November 2, 2023, the Company filed a Second Amended and Restated Certificate of Incorporation with the State of Delaware.

Following the effective date of the Reverse Stock Split, and consistent with the terms and conditions of the Warrant Agreement, the terms of the Company’s public and private warrants will be proportionately adjusted in the same ratio as the reduction in the number of shares of outstanding Common Stock, except any fractional shares resulting from such adjustment will be rounded up or down, as the case may be, to the nearest whole share. Correspondingly, the per share exercise price of such warrants will be increased in direct proportion to the Reverse Stock Split ratio such that the aggregate dollar amount payable for the purchase of the shares subject to such securities will remain unchanged; thereafter, the 8,750,000 public warrants will be exercisable into approximately 199,808 shares of Class A Common Stock and the 6,150,000 private placement warrants will be exercisable into approximately 140,437 shares of Class A Common Stock, each at a price of approximately $503.61 per share.  In furtherance of any prospective business opportunities, the Company may in the future seek to pursue a variety of capital raising initiatives.

Lastly, the Board recommended, and the stockholders approved, an amendment to the Bylaws of the Company (the “Bylaws”) to provide that, subject to applicable law, any action that is required or permitted to be taken by the stockholders of the Company at any annual or special meeting of stockholders may be effected by written consent of stockholders in lieu of a meeting.  On November 2, 2023, the Company filed Amended and Restated Bylaws with the State of Delaware.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 10—SUBSEQUENT EVENTS (CONT.)

Presented below is the pro-forma impact on the balance sheet of the reverse split and share conversion, which is not yet effective:

	September 30, 2023		December 31, 2022
	Current	Pro-Forma	Current	Pro-Forma

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	$-	$-	$-	$-

Class A convertible common stock, $0.0001 par value; 45,000,000 shares authorized; 3,000,000 shares issued and outstanding	300	Cancelled	300	Cancelled

Class A common stock (fka Class C common stock), $0.0001 par value; 25,000,000 shares authorized; 73,169 (formerly 204,200) shares issued and outstanding	20	7	20	7

Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 26,831 (formerly 1,175,000) shares issued and outstanding	117	3	117	3

Special Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	Cancelled	—	Cancelled

Additional paid-in capital	1,032,490	1,032,917	1,032,490	1,032,917

Accumulated deficit	(510,953)	(510,953)	(303,666)	(303,666)

Total Stockholders' Equity	$521,974	$521,974	$729,261	$729,261

Presented below is the pro-forma impact on EPS of the reverse split and share conversion, which is not yet effective:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$(67,262)	$1,357,802	$(207,287)	$9,012,859

Weighted average shares outstanding, of new Class A convertible common stock, basic and diluted	73,169	399,616	73,169	399,616

Basic and diluted net income (loss) per share, new Class A convertible common stock	$(0.67)	$2.72	$(2.07)	$18.04

Weighted average shares outstanding, of Class B convertible common stock, basic and diluted	26,831	99,904	26,831	99,904

Basic and diluted net income (loss) per share, Class B convertible common stock	$(0.67)	$2.72	$(2.07)	$18.04

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact, included in this Form 10-Q, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and/or the Company’s Form 10-K for the year ended December 31, 2022, filed on March 31, 2023 with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2023, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a business opportunity with which to complete a transaction. We do not expect to generate any operating revenues until after the completion of a transaction. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2023, we had a net loss of $67,262 and $207,287, respectively, which consists of interest income of $14,132 and $36,981, respectively, offset by general and administrative expenses of $57,670 and $201,842, respectively, franchise tax expense of $2,700 and $10,200, respectively, and provision for income taxes of $21,024 and $32,226, respectively.

For the three and nine months ended September 30, 2022, we had a net income of $1,357,802 and $9,012,859, respectively, which consists of interest income on marketable securities held in the Trust Account of $686,865 and $1,014,364, respectively, fair value adjustment on derivative liabilities of $968,360 and $8,866,230, respectively, and forgiveness of debt on deferred underwriting liability of $231,984 and $231,984 respectively, offset by general and administrative expenses of $351,802 and $812,559, respectively, franchise tax expense of $60,000 and $160,000, respectively, and provision for income taxes for $117,605 and $127,160, respectively.

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

As of September 30, 2023, we had cash and cash equivalents of $1,098,843. We intend to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

For the nine months ended September 30, 2023, cash used in operating activities was $50,314. Net loss of $207,287 was affected by net increase of changes in operating assets and liabilities of $156,973.

For the nine months ended September 30, 2022, cash used in operating activities was $749,731. Net income of $9,012,859 was affected by interest earned on marketable securities previously held in the Trust Account of $1,014,364, a change in fair value of derivative warrant liabilities of $8,866,230, forgiveness of debt in underwriting liability of $231,984 and net increase of changes in operating assets and liabilities of $349,988.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of a transaction. Thereafter, on December 27, 2022, in accordance with the provisions of its charter, the Company announced the completion of the redemption of its outstanding shares of Class A common stock subject to redemption (the “Class A IPO Shares”), which resulted in the forfeiture of the remaining $1,531,250 of deferred underwriting fees. Following the completion of the redemption of the Class A IPO Shares, the IPO Trust Account was terminated in complete liquidation of the assets held in trust, and the relevant provisions of the Company’s charter, including with respect to any business combination and the IPO Trust Account, were extinguished and are of no further legal force and effect. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to accumulated earnings (deficit) and the remaining balance of $309,312 was as a gain from extinguishment of liability allocated to warrant liabilities. As of September 30, 2023 and December 31, 2022, the deferred underwriting fee payable is $0.

Critical Accounting Estimates and Policies

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no material changes to the critical accounting estimates during the quarter ended September 30, 2023. We have identified the following critical accounting policies:

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 14,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share, since the average market price of the Company’s Class A common stock for the three months ended September 30, 2023 was below the Warrants’ $11.50 exercise price. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through September 30, 2023, our efforts were limited to organizational activities, activities relating to our initial public offering and, since the initial public offering, the search for a business opportunity for which to consummate a transaction. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of September 30, 2023, we were not subject to any market or interest rate risk. The Company’s cash was invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Co-Chief Executive Officers and Chief Accounting Officer concluded that, based upon the existence of the material weakness described below, we did not maintain effective disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) as of September 30, 2023.

Changes in Internal Control over Financial Reporting

Other than as described below, there were no changes during the quarter ended September 30, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of Class A common stock held by non-affiliates exceeds $700 million as of any September 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior September 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior September 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

If we effect a business opportunity outside of the United States, we would be subject to any special considerations or risks associated with operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future operations may be affected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

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

Business opportunities within the consumer and consumer-related products and services industries entail special considerations and risks. If we are successful in effecting a business opportunity within such industries, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	an inability to manage rapid change, increasing consumer expectations and growth;

●	an inability to build strong brand identity and improve customer satisfaction and loyalty;

●	limitations on our ability to protect our intellectual property rights, including trade secrets, that could cause a loss in revenue and any competitive advantage;

●	the high cost or unavailability of materials, equipment, supplies and personnel that could adversely affect our ability to execute our operations on a timely basis;

●	an inability to attract and retain customers;

●	an inability to license or enforce intellectual property rights on which our business may depend;

●	seasonality and weather conditions that may cause our operating results to vary from quarter to quarter;

●	an inability by us to successfully anticipate changing consumer preferences and buying trends and manage our product line and inventory commensurate with customer demand;

●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	dependence of our operations upon third-party suppliers whose failure to perform adequately could disrupt our business;

●	our operating results may be adversely affected by changes in the cost or availability of raw materials and energy;

●	we may be subject to production-related risks which could jeopardize our ability to realize anticipated sales and profits;

●	regulatory changes that impact our ability to import products or material inputs on a cost effective basis;

●	changes in the retail industry and markets for consumer products affecting our customers or retailing practices could negatively impact customer relationships and our results of operations; and

●	our business could involve the potential for product recalls, product liability and other claims against us, which could affect our earnings and financial condition.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and any potential business opportunities we may identify, and any transaction we may consummate, could be materially and adversely affected.  Furthermore, we may be unable to identify a potential business opportunity and/or complete a transaction if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or other personnel, and/or vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business opportunity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to identify a business opportunity, and/or consummate a transaction, or the operations of the business opportunity for which we ultimately consummate a transaction, may be materially adversely affected.

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

As a result, included on our balance sheets as of September 30, 2023, and December 31, 2022, and contained elsewhere in this report, are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that any measures we may take in the future will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. The Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of September 30, 2023 and December 31, 2022, 1,175,000 Founder Shares were issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1.	Underwriting Agreement between the Company and UBS Securities LLC and BTIG, LLC as representatives of the underwriters (1)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on September 27, 2022)
4.1	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Letter Agreement between the Company and PMV Consumer Acquisition Holding Company, LLC (1)
10.2	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company(1)
10.3	Subscription Agreement for private warrants between the Company and PMV Consumer Acquisition Holding Company, LLC(1)
10.4	Registration Rights Agreement between the Company and PMV Consumer Acquisition Company, LLC (1)
10.5	Administrative Services Agreement between the Company and PMV Consumer Delaware Management Partners LLC (1)
31.1*	Certification of Co-Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed September 25, 2020, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMV Consumer Acquisition Corp.

Date: November 13, 2023	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Robert LaPenta, Jr.
	Name:	Robert LaPenta, Jr.
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 13, 2023	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)