Form 10-K
period 2023-12-31
PMV Consumer Acquisition Corp.
filed 2024-03-28
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2023

Commission File Number 001-39534

PMV CONSUMER ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-5174573
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

249 Royal Palm Way, Suite 503 Palm Beach, FL	33480
(Address of principal executive offices)	(zip code)

(561) 318-3766

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, $0.0001 per share	PMVC	N/A

Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $503.61 per share	PMVC WS	N/A

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was $0.

As of March 28, 2024, there were 73,169 shares of Class A common stock, par value $0.0001 per share, and 26,831 shares of Class B convertible common stock, par value $0.0001 per share.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

●	ability to complete one or more business opportunities;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following the completion of one or more business opportunities;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;

●	potential ability to obtain additional financing to complete one or more business opportunities;

●	pool of prospective business opportunities;

●	failure to maintain the listing on, or the delisting of our securities from, the OTC Pink or an inability to have our securities traded on the OTC Market or listed on a national securities exchange following the completion of a business opportunity;

●	ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	public securities’ potential liquidity and trading;

●	lack of a market for our securities;

●	use of proceeds; or

●	financial performance.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

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

Holders of Class A common stock will not be entitled to vote on any election of directors we hold.

Only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors. Accordingly, you may not have any say in the management of our company.

Holders of Class B common stock will be entitled to ten (10) votes for each such share.

Holders of Class B common stock will be entitled to ten (10) votes for each such share at any annual or special meeting of stockholders or in the case of any written consent of stockholders in lieu of a meeting and for all purposes. Holders of our public shares will be entitled to one vote for each such share held. Accordingly, holders of founder shares may exert an outsized influence on each matter properly submitted to the stockholders on which holders of the common stock are entitled to vote.

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

The role of key personnel in a business opportunity, however, cannot presently be ascertained. Although some key personnel may remain in senior management or advisory positions following a transaction, it is equally likely that some or all may be replaced. While we intend to closely scrutinize any individuals we engage in relation to a particular business opportunity, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, certain officers and directors may resign upon completion of a transaction. The departure of key personnel could negatively impact our operations and profitability. The role of key personnel cannot be ascertained at this time. Although we contemplate that certain members of the management team will remain post-transaction, it is possible that members of management will not wish to remain. The loss of key personnel could negatively impact the operations and profitability of our post-transaction business.

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

We may have a limited ability to assess a prospective business opportunity and, as a result, may identify and effect a business opportunity whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholder’s investment in us.

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

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a business opportunity and completing a transaction. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable business opportunity may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business opportunity are appropriate and in our stockholder’s best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholder’s rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

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

We may issue notes or other debt securities, or otherwise incur substantial debt, to effect a business opportunity, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholder’s investment in us.

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

Our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Holders of our founder shares will be entitled to ten (10) votes for each founder share held at any annual or special meeting of stockholders or in the case of any written consent of stockholders in lieu of a meeting and for all purposes. Holders of our public shares will be entitled to one vote for each such share. Additionally, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors. This may entrench management and discourage unsolicited stockholder proposals that may be in the best interest of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

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

As a result, included on our balance sheets as of December 31, 2023 and 2022, and contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions as defined in the Internal Revenue Code) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because our securities are publicly trading in the over-the-counter market, we may be deemed a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

The Company utilizes office space and IT infrastructure that are managed by staff who are employees of an affiliated member of our Sponsor. This affiliated member of our Sponsor has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of critical systems and information.

Accordingly, the Company relies on the cybersecurity risk management program of the affiliated member of our Sponsor and has determined that the program is aligned with the Company’s business strategy. It shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of the cybersecurity risk management program include:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;

●	a security team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

●	training and risk awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

●	a third-party risk management process for service providers, suppliers, and vendors.

In the last three years, the Company has not experienced any material cybersecurity incidents, and expenses incurred from cybersecurity incidents were immaterial.

The operations of the Company are dependent on technology information and communications systems. A failure of any such system, or a security breach or cyberattack related thereto, could significantly disrupt the Company’s operations. The service providers of the Company are also subject to cybersecurity threats. If the Company and/or any service provider of the Company fails to adopt, implement or adhere to adequate cybersecurity measures, or in the event of a breach of any network, information relating to the Company or the Company’s operations, as well as personal information relating to the Company’s potential partners, may be lost, damaged or corrupted, or improperly accessed, used or disclosed.

Any system failure, security breach or cyberattack on the Company and/or any service provider of the Company could cause the Company to suffer financial loss, disruption to its business, increased operating costs, liability to third parties, regulatory intervention and reputational damage, among other things, any one or all of which could have a material adverse effect on the Company.

Cybersecurity Governance

Our Board of Directors is responsible for overseeing cybersecurity threats, among other things. The Chief Technology Officer of the affiliated member of our Sponsor is available to provide our senior management and our Board of Directors reports on our cybersecurity risks and any material cybersecurity incidents.

The cybersecurity risk management team of the affiliated member of our Sponsor, in conjunction with its various information technology, internal audit, legal and compliance personnel, has primary responsibility for the overall cybersecurity risk management program.

The Chief Technology Officer of the affiliated member of our Sponsor, who has over 20 years of experience in the cybersecurity space and advanced training in the field of cybersecurity and technology, manages a team of cybersecurity professionals that has primary responsibility for any internal cybersecurity personnel and retained external cybersecurity consultants.

The information technology team also monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include briefings with internal personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants, and alerts and reports produced by security tools deployed in the information technology environment

ITEM 2. PROPERTIES

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

Holders

As of March 28, 2024, there was 1 holder of record of our Class A common stock, 1 holder of record of our Class B common stock, and 1 holder of record of our warrants. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

There were no recent sales of unregistered securities.

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

Overview

We are a shell company formed under the laws of the State of Delaware on March 18, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business opportunity with one or more businesses or entities. Our efforts to identify a prospective business opportunity will not be limited to a particular industry or geographic location, although we are currently focusing our search for a business opportunity in the consumer industry. We intend to effectuate a business opportunity using cash, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2023, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a business opportunity for which to complete transaction. We do not expect to generate any operating revenues until after the completion of a transaction. We generate non-operating income in the form of interest income on marketable securities held. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net loss of $108,141, which consists of the change in the fair value of derivative warrant liabilities of $146,020, interest income of $51,915, offset by general and administrative expenses of $256,691, franchise tax expense of $13,200 and provision for income taxes of $36,185.

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

Liquidity and Capital Resources

On September 24, 2020, we consummated the IPO of 17,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $175,000,000. Following the IPO, a total of $175,000,000 was placed in the Trust Account. As of December 31, 2022, the Trust Account was fully redeemed. Prior to the full redemption of the Trust Account, interest income on the balance in the Trust Account had been used by us to pay taxes. Through December 31, 2022, $723,496 of interest earned was withdrawn to pay taxes for the Company and $175,546,898 of the Trust Account was redeemed in connection with the redemptions of the Class A convertible IPO shares.

To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a transaction, the remaining cash will be used as working capital to finance operations, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash and cash equivalents of $1,072,630. We intend to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

For the year ended December 31, 2023, cash used in operating activities was $76,527. Net loss of $108,141 was affected by a change in fair value of derivative warrant liabilities of $146,020, and a net increase of changes in operating assets and liabilities of $177,634.

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

We did not have any off-balance sheet arrangements as of December 31, 2023.

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

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of a transaction. Thereafter, on December 27, 2022, in accordance with the provisions of its charter, the Company announced the completion of the redemption of its outstanding shares of Class A common stock subject to redemption (the “Class A IPO Shares”), which resulted in the forfeiture of the remaining $1,531,250 of deferred underwriting fees. Following the completion of the redemption of the Class A IPO Shares, the IPO Trust Account was terminated in complete liquidation of the assets held in trust, and the relevant provisions of the Company’s charter, including with respect to any business combination and the IPO Trust Account, were extinguished and are of no further legal force and effect. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to accumulated earnings (deficit) and the remaining balance of $309,312 was as a gain from extinguishment of liability allocated to warrant liabilities. As of December 31, 2023 and 2022, the deferred underwriting fee payable is $0.

Critical Accounting Policies and Estimates

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

We have identified the following critical accounting policies and estimates:

Warrant Liability

We account for the warrants issued in connection with our IPO in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. The Company’s accounting policy and estimate surrounding the warrant liability is deemed to be critical since it is an equity linked instrument, the accounting pronouncement that determines the initial classification at issuance is considered a complex topic. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. Any changes in the value could have a significant impact on the results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through December 31, 2023, our efforts were limited to organizational activities, activities relating to our initial public offering and, since the initial public offering, the search for a business opportunity for which to consummate a transaction. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of December 31, 2023, we were not subject to any market or interest rate risk. The Company’s cash was invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As of December 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officers and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Remediation of a Material weakness in Internal Control over Financial Reporting

As described in Form 10-K for the year ended December 31, 2022, we identified a material weakness in our internal controls over financial reporting related to the Company’s interpretation and accounting for the extinguishment of a significant contingent obligation in 2022.

During 2023 we remediated this material weakness by enhancing and improving the design and operating effectiveness of our internal controls over financial reporting, including (i) on-boarded additional qualified personnel with the requisite experience and training to supplement existing accounting professionals; (ii) expanded and improved the review process for complex transactions and related accounting standards; and (iii) enhanced access to accounting literature.

Based upon the successful execution of the remediation plan above and the testing and evaluation of the effectiveness of our internal control over financial reporting, we have concluded that the material weakness referred to above has been remediated and no longer existed as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than the remediation described above, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Executive Officers
Marc Gabelli	55	Chairman of the Board and Co-Chief Executive Officer
Robert LaPenta, Jr.	55	Co-Chief Executive Officer
Joseph A. Gabelli	40	Co-President
Timothy Foufas	55	Co-President
Nathan G. Miller	45	Chief Financial Officer
John N. Givissis	59	Senior Vice President and Chief Accounting Officer
Non-Executive Officers
Pei-Yu “Sandra” Yu	54	Executive Vice President and Chief Operating Officer
Jeffrey M. Illustrato	40	Senior Vice President and Chief Administrative Officer
Manjit S. Kalha	48	Executive Vice President, Finance
Directors
Susan V. Watson	71	Director (Independent)
Daniel E. Zucchi	82	Director (Independent)
P. Kasper Jakobsen	61	Director

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

Robert “Rob” LaPenta has served as our Co-Chief Executive Officer since August 2022. Mr. LaPenta has an extensive career spanning over 30 years in finance, accounting, consulting, capital markets origination, equity trading, asset allocation and mergers and acquisitions and has been active in transaction sourcing, processing and execution. Mr. LaPenta began his career as a Senior Associate at Coopers & Lybrand as a CPA responsible for managing audits, consulting, M&A due diligence and special project engagements for multiple clients in various industries. Mr. LaPenta transitioned full time into the investment banking sector spending the next 13 years focused on trading and capital market activities culminating in the role of Managing Director and Co-head of Equity Trading at Bank of America Securities, LLC where he managed the firm’s equity capital commitment, proprietary trading, secondary offerings and risk management within cash trading. In 2007, Mr. LaPenta joined L-1 Identity Solutions, Inc. as Vice President of Mergers and Acquisitions and Corporate Strategy. Mr. LaPenta managed the firms M&A processes from sourcing, structuring, valuation, diligence and financing of multiple transactions with the most notable being the negotiation of the $1.6 billion sale of L-1 to Safran and BAE Systems. Following the sale of L-1, Mr. LaPenta became a Partner of Aston Capital an alternative asset management firm of the LaPenta family office, and co-founded the Boundary Group, an investment partnership focused on private investments in the aerospace, defense, and intelligence markets. Mr. LaPenta has previously served on the boards of directors of Revolution Lighting Technologies, Inc. (until 2016), an LED lighting and control solutions company, TherapeuticsMD (Nasdaq: TXMD), a women’s healthcare product provider, The Radiant Group, a provider of geospatial analytics to the U.S Intelligence community (now part of Nasdaq: MAXR), AFIX Technologies, a provider of biometric solutions for governments and civil agencies, is currently a board member of LGL Group, Inc. (NYSE American: LGL), a board observer of ARKA, a provider of satellite data processing and related critical technologies to the U.S. Government and Intelligence Agencies, and sits as an Audit Committee member for St. David’s School New York City. Mr. LaPenta is also a member of the board of directors of IronNet, Inc., a global leader in cybersecurity, since August 2021. Prior to that, he served as Co-Chief Executive Officer and Chief Financial Officer of LGL SPAC from March 2021 to August 2021 (the close of LGL SPAC’s business combination with IronNet, Inc.), and from September 2019 to March 2021 as Executive Vice President and Chief Financial Officer. Mr. LaPenta graduated from Boston College with a Bachelor’s degree in Accounting and Finance and has been a registered CPA (inactive) in the State of New York.

Timothy Foufas has served as our Co-President since August 2022. Mr. Foufas has also served as Managing Partner of Plato Foufas & Co., LLC, a financial services company, since 2005, and as Co-Chief Executive Officer for the LGL Group, Inc. since August 2023. Previously, Mr. Foufas served as Vice President and Chief Operating Officer, LGL Systems Acquisition Corp. (NYSE: DFNS), from September 2019 to August 2021; Chief Executive Officer, LGL Systems Acquisition Corp., from inception to September 2019; President, Levalon Properties LLC (2007 to 2018), a real estate property management company; Senior Vice President, Bayshore Management Co. LLC (2005 to 2006), a real estate property management company; Director of Investments, Liam Ventures Inc. (2000 to 2005), a private equity investment firm; and Director, ICTC Group, Inc. (2010 to 2013), a rural local exchange carrier headquartered in Nome, ND. Mr. Foufas brings to the Board his management skills and expertise in financial, investment and real estate matters.

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

Pei-Yu “Sandra” Yu has served as our Executive Vice President and Chief Operating Officer since our inception. She became an independent non-executive director of A2 Milk Company as of March 1, 2022. She is the former president of Mead Johnson Nutrition for Greater China and worked alongside Kasper Jakobsen. During Mead’s integration into its acquirer Reckitt Benckiser, she was named chief advisor to establish Reckitt’s China advisory board. Prior thereto, Ms. Yu served as acting chief marketing officer and vice president of global marketing during Mead’s initial public offering following its separation from Bristol Myers Squibb. She also was employed as vice president of regional marketing for Asia. She began her career at Unilever and served as vice president of skin care Asia and as a marketing director for home and personal care. She is also a former chair of the Pediatric Nutrition Industry Association. She has over 25 years’ experience in the industry. Her career successes were focused on global brand management, corporate governance, and business transformations. She received an MBA in marketing and a Bachelor of International Business Management from National Taiwan University. She is also an alumnus of Harvard’s Advanced Management Program.

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

Manjit S. Kalha has been appointed as our Executive Vice President, Finance in connection with our initial public offering. Mr. Kalha has served as a Vice President at Teton Advisors, Inc. (OTC Pink: TETAA) since January 2022. Mr. Kalha has been a member of the board of directors of The LGL Group, Inc. since 2011. Mr. Kalha is chief executive officer of Jeet Associates Private Limited, a consulting firm based in New Delhi, India, that provides business strategy, finance, and taxation advisory services. He holds the role of managing partner with Horizon Research, a firm that provides investment management and consulting services. Between 2001 and 2006, Mr. Kalha was co-founder and chief operating officer of a manufacturer of high quality specialty plastic components. He began his career in Arthur Andersen’s New Delhi office and is a Chartered Accountant and a fellow member of the Institute of Chartered Accountants of India. Mr. Kalha holds an MBA from the Massachusetts Institute of Technology Sloan School of Management. Mr. Kalha has extensive experience in management and manufacturing operations, and in depth knowledge of global financial markets.

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

Number and terms of office of officers and directors

Our board of directors consists of four members and each director shall hold office until the next annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint such officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Susan V. Watson and Daniel E. Zucchi are independent directors. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Effective September 21, 2020, we established an audit committee of the board of directors, which consists of Susan V. Watson and Daniel E. Zucchi, each of whom is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

During the fiscal year ended December 31, 2023, our audit committee held five meetings. Each of our audit committee members attended such meeting.

Financial Experts on Audit Committee

The board of directors has determined that Susan V. Watson qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective September 21, 2020, we established a nominating committee of the board of directors, which consists of Susan V. Watson and Daniel E. Zucchi, each of whom is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

During the fiscal year ended December 31, 2023, our nominating committee did not hold any meetings.

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

Compensation Committee

Effective September 21, 2020, we established a compensation committee of the board of directors, which consists of Susan V. Watson and Daniel E. Zucchi, each of whom is an independent director. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

During the fiscal year ended December 31, 2023, our compensation committee did not hold any meetings.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. PMV Consumer Delaware Management Partners LLC, an affiliate of our Sponsor, is due an aggregate fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our Sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of a transaction and the repayment of loans that may be made by our Sponsor to us, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, initial stockholders, special advisors, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of a transaction (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential business opportunities, performing business due diligence on suitable business opportunities and transactions as well as traveling to and from the offices, plants or similar locations related to prospective business opportunities to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

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

	Amount and		Approximate
	Nature of		Percentage of
	Beneficial		Outstanding
Name and Address of Beneficial Owner(1)	Ownership		Shares
PMV Consumer Acquisition Holding Company, LLC	100,000	(2)	100%
PMV Consumer Delaware Management Partners, LLC	100,000	(2)	100%
All directors and executive officers as a group (nine individuals)	100,000	(3)	100%

(1)	Unless otherwise indicated, the business address of each of the individuals is 249 Royal Palm Way, Suite 503, Palm Beach, FL 33480.

(2)	Interests shown consist of shares of Class A common stock, Class B convertible common stock, and Class C common stock. Represents shares held by our Sponsor, of which PMVC Delaware Management Partners, LLC is the manager. PMVC Delaware Management Partners, LLC is managed by a management board consisting of Marc Gabelli, Robert LaPenta, Jr., Nathan G. Miller, P. Kasper Jakobsen and Gabelli Investment Partners International LLC, with authority to approve actions of our Sponsor. Each management board member has one vote, and the approval of three of the five board members is required for approval of an action of the Sponsor. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based on the foregoing, no individual management board member exercises voting or dipositive control over any of the securities held by our Sponsor, even those in which he directly owns a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities.

(3)	Certain of our officers and directors, including all of our executive officers, and entities associated with them, hold equity interests in our Sponsor.

Equity Compensation Plans

As of December 31, 2023 and 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, and other required filings with the SEC for the year ended December 31, 2023 and 2022 totaled $68,560 and $70,840, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for audit-related fees for the year ended December 31, 2023 and 2022.

Tax Fees. As of December 31, 2023 and 2022, we paid Withum $7,360 and $5,080, respectively, for tax planning and tax advice.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2023 and 2022.

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

PMV Consumer Acquisition Corp.

Date: March 28, 2024	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 28, 2024	By:	/s/ Robert LaPenta, Jr.
	Name:	Robert LaPenta, Jr.
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 28, 2024	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marc Gabelli	Chairman and Co-Chief Executive Officer	March 28, 2024
Marc Gabelli	(Co-Principal Executive Officer)

/s/ Robert LaPenta, Jr.	Co-Chief Executive Officer	March 28, 2024
Robert LaPenta, Jr.	(Co-Principal Executive Officer)

/s/ Joseph A. Gabelli	Co-President	March 28, 2024
Joseph A. Gabelli

/s/ Timothy Foufas	Co-President	March 28, 2024
Timothy Foufas

/s/ Nathan G. Miller	Chief Financial Officer	March 28, 2024
Nathan G. Miller

/s/ John N. Givissis	Senior Vice President and Chief Accounting Officer	March 28, 2024
John N. Givissis	(Principal accounting and financial officer)

/s/ Susan V. Watson	Director	March 28, 2024
Susan V. Watson

/s/ Daniel E. Zucchi	Director	March 28, 2024
Daniel E. Zucchi

/s/ P. Kasper Jakobsen	Director	March 28, 2024
P. Kasper Jakobsen

PMV CONSUMER ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of

PMV Consumer Acquisition Corp:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PMV Consumer Acquisition Corp (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholder’s equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

March 28, 2024

PCAOB Number 100

PMV CONSUMER ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$1,072,630	$1,149,157
Other receivable	—	42,424
Prepaid expenses	129,474	176,463
TOTAL ASSETS	$1,202,104	$1,368,044

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$175,745	$187,591
Accounts payable – related party	392,000	272,000
Income taxes payable	10,259	30,192
Total current liabilities	578,004	489,783

Derivative warrant liabilities	2,980	149,000
Total Liabilities	580,984	638,783

Commitments and contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Class A convertible common stock, $0.0001 par value; 45,000,000 shares authorized; 0 and 68,506 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	7
Class A common stock (fka Class C common stock), $0.0001 par value; 25,000,000 shares authorized; 73,169 and 4,663 issued and outstanding as of December 31, 2023 and 2022, respectively	7	—
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 26,831 shares issued and outstanding	3	3
Additional paid-in capital	1,032,917	1,032,917
Accumulated deficit	(411,807)	(303,666)
Total Stockholder’s Equity	621,120	729,261
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,202,104	$1,368,044

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022
General and administrative expenses	$256,691	$1,031,318
Franchise tax expense	13,200	30,526
Loss from operations	(269,891)	(1,061,844)

Other income (expense):
Interest earned on marketable securities held in Trust Account	—	1,161,232
Interest earned on money market account	51,915	—
Fair value adjustment on derivative warrant liabilities	146,020	9,388,845
Loss on Class B shares transferred into Trust Account	—	(990,000)
Forgiveness of deferred underwriting fee payable	—	309,312
Other income	197,935	9,869,389

Income (loss) before provision for income taxes	(71,956)	8,807,545
Provision for income taxes	(36,185)	(185,192)
Net income (loss)	$(108,141)	$8,622,353

Weighted average shares outstanding, of Class A convertible common stock, basic and diluted	57,214	321,120

Basic and diluted net income (loss) per share, Class A convertible common stock	$(1.08)	$21.20

Weighted average shares outstanding, of Class A common stock (fka Class C common stock), basic and diluted	15,955	51

Basic and diluted net income (loss) per share, Class A common stock (fka Class C common stock)	$(1.08)	$21.20

Weighted average shares outstanding, of Class B convertible common stock, basic and diluted	26,831	85,577

Basic and diluted net income (loss) per share, Class B convertible common stock	$(1.08)	$21.20

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A Convertible		Class A (fka Class C)		Class B Convertible		Additional		Total Stockholder’s
	Common Stock		Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance – January 1, 2022	—	$—	—	$—	99,904	$10	$493	$(14,194,809)	$(14,194,306)

Contribution of Class B founder shares to Trust Account (Note 1)	—	—	—	—	—	—	990,000	—	990,000

Class B founder shares converted (Note 1)	68,506	7	—	—	(68,506)	(7)	—	—	—

Share issued at redemption (Note 1)	—	—	96	—	—	—	42,424	—	42,424

Class B founder shares converted (Note 1)	—	—	4,567	—	(4,567)	—	—	—	—

Remeasurement adjustment to amount subject to possible redemption	—	—	—	—	—	—		5,268,790	5,268,790

Net income	—	—	—	—	—	—	—	8,622,353	8,622,353

Balance – December 31, 2022	68,506	$7	4,663	$—	26,831	$3	$1,032,917	$(303,666)	$729,261

Class A convertible common stock converted to Class A common stock (fka Class C common stock) (Note 1)	(68,506)	(7)	68,506	7	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	(108,141)	(108,141)

Balance – December 31, 2023	—	$—	73,169	$7	26,831	$3	$1,032,917	$(411,807)	$621,120

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(108,141)	$8,622,353
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	—	(1,161,232)
Change in fair value of derivative warrant liabilities	(146,020)	(9,388,845)
Loss on Class B shares transferred into Trust Account	—	990,000
Forgiveness of deferred underwriting payable	—	(309,312)
Changes in operating assets and liabilities
Other receivable	42,424	(42,424)
Prepaid expenses	46,989	(73,379)
Income taxes payable	(19,933)	30,192
Accrued expenses	(11,846)	83,388
Accounts payable – related party	120,000	120,000
Net cash used in operating activities	(76,527)	(1,129,259)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	—	723,496
Cash withdrawn from Trust Account to redeem investors	—	175,546,898
Net cash provided by investing activities	—	176,270,394

Cash Flows from Financing Activities:
Redemption of common stock	—	(175,546,898)
Proceeds from conversion of Class A shares	—	42,424
Net cash used in financing activities	—	(175,504,474)

Net Change in Cash and Cash Equivalents	(76,527)	(363,339)
Cash and cash equivalents – Beginning of year	1,149,157	1,512,496
Cash and cash equivalents – End of year	$1,072,630	$1,149,157

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$56,383	$155,000

Non-cash investing and financing activities:
Forgiveness of deferred underwriting fee payable allocated to Class A convertible common stock	$—	$5,815,688
Contribution of Class B convertible common stock to the Trust Account	$—	$990,000
Conversion of Class B convertible common stock to Class A convertible common stock	$—	$7
Conversion of Class B convertible common stock to Class C common stock	$—	$—
Conversion of Class A convertible common stock to Class C common stock	$7	$—
Renaming of Class C common stock to Class A common stock	$7	$—

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a potential business opportunity. It is unlikely that the Company will generate any operating revenues until after the completion of a transaction, at the earliest. The Company generates non-operating income in the form of interest income.

The Company initially had until September 21, 2022 to complete a business combination (the “Combination Period”). On September 21, 2022, the Company held a special meeting of stockholders (the “Meeting”). The purpose of the Meeting was to approve the following amendments to the Company’s certificate of incorporation; to extend the date by which the Company had to consummate a business combination for one year, from September 21, 2022 to September 21, 2023, conditioned on the deposit of 200,000 shares of Class B common stock (to be converted into Class C common stock) into the Company’s Trust account, to increase authorized stock from 86,000,000 to 120,000,000 shares, of which 100,000,000 shall be shares of common stock, consisting of 45,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock, 25,000,000 shares of Class C common stock and 20,000,000 shares of Special common stock, and 20,000,000 shall be shares of preferred stock; to permit the Company’s board of directors to create Special common stock in one or more series and to fix for each series the voting powers, designations, preferences, rights, qualifications, limitations and restrictions thereof; to provide for (i) the right of a holder of Class A common stock to convert into Class C common stock on a one-for-one basis, (ii) the right of the Company to redeem Class A common stock in exchange for a pro rata share of the net cash (and not stock) held in the Company’s Trust Account, unless the holder elects to receive Class C common stock issued on a one-for-one basis, plus a pro rata share of any stock held in the Trust Account, and (iii) upon such redemption the extinguishment of the legal force and effect of the business combination and Trust Account provisions contained in paragraphs A through I of Article Sixth of the charter; to (i) eliminate the Class B common stock anti-dilution provisions that require adjustment to maintain the specified 20% class ownership, and (ii) provide for the right of a holder of Class B common stock to convert into Class C common stock on a one-for-one basis. All such amendments were approved at the Meeting. On September 27, 2022, the Sponsor contributed to the Company for purposes of making a deposit into the Company’s Trust Account of an aggregate of 200,000 shares of Class B common stock (to be converted into Class C common stock) to extend the date by which the Company had to consummate a business combination for one year, from September 21, 2022 to September 21, 2023.

At the Meeting, in connection with the extension, stockholders holding 15,453,391 shares of Class A convertible common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $154,874,303 (approximately $10.02 per share), which included $340,393 of interest earned on the Trust Account which was not previously used to pay the Company’s tax obligation, was removed from the Trust Account to pay such holders. Following these redemptions, the Company had 2,046,609 shares of Class A convertible common stock outstanding and the aggregate amount remaining in the Trust Account at the time was $20,511,170.

On October 17, 2022, the Sponsor elected to convert 3,000,000 shares of its Class B convertible common stock into 3,000,000 shares of Class A convertible common stock. Following the conversion, the Sponsor owned 1,175,000 shares of Class B convertible common stock, and the Company had 5,046,609 shares of Class A convertible common stock outstanding.

On October 24, 2022, the Company’s Class A convertible common stock, redeemable warrants and units (consisting of one share of Class A convertible common stock and one-half of one redeemable warrant) (collectively, the “Securities”) commenced trading on the OTC Pink; the Company previously announced its intention to voluntarily delist the Securities from the New York Stock Exchange (“NYSE”), and that the last day of trading on the NYSE would be October 21, 2022.

On December 14, 2022, any unseparated units of the Company (consisting of one share of Class A convertible common stock and one-half of one redeemable warrant) terminated trading and were subsequently separated.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

On December 27, 2022, the Company announced the completion of the redemption of its outstanding shares of Class A convertible common stock subject to redemption, totaling 2,046,609 shares issued in its IPO (the “Class A IPO Shares”), in accordance with the provision of its charter. Holders representing a total of 2,042,409 shares of the Class A IPO Shares called for redemption elected to receive a pro rata share of the cash, including the interest earned thereon net of interest that may be used by the Company to pay its taxes payable (and not any stock), held in the Company’s Trust Account. The $10.10 per share pro rata amount was calculated by dividing the number of Class A IPO Shares redeemed from each such holder by the total number of outstanding Class A IPO Shares. Holders representing a total of 4,200 shares of the Class A IPO Shares called for redemption elected to receive Class C common stock issued on a one-for-one basis for the number of Class A IPO Shares redeemed from each such holder, plus each such holder’s pro rata share of the 200,000 shares of Class C common stock held in the IPO Trust Account. The pro rata share of the Class C common stock held in the Trust Account was calculated by dividing the number of Class A IPO Shares redeemed from each such holder by the total number of Class A IPO Shares redeemed from all holders of Class A IPO Shares that elected to receive stock. The amount of cash that would otherwise have been paid to holders who redeemed for cash (totaling approximately $42,424) was released from the Trust Account and transferred to the Company. The Trust Account was terminated following the release of the cash and stock to holders of Class A IPO Shares in complete liquidation of the assets held in trust. The 3,000,000 shares of Class A convertible common stock owned by the Sponsor, were not redeemed and were expressly excluded from participating in, and were not otherwise entitled to, any of the cash and stock held in the Trust Account. The Class A IPO Shares redeemed are no longer deemed to be outstanding and all rights of the holders thereof as stockholders of the Company with respect to the Class A IPO Shares so redeemed have ceased. The Class C common stock received by holders who elected to receive stock has not been listed on a securities exchange. Following the redemption, the Company has outstanding 3,000,000 shares of Class A convertible common stock, 1,175,000 shares of Class B convertible common stock, 204,200 shares of Class C common stock, 8,750,000 public warrants and 6,150,000 private placement warrants, as well as approximately $1,149,157 of cash on hand available for working capital purposes.

On February 27, 2023, the Sponsor purchased the 204,200 shares of Class C common stock from the holder thereof, which were comprised of (i) 4,200 shares of Class C common stock, which were issued on a one-for-one basis for the number of Class A convertible common stock of the Company previously redeemed from the holder (as described above), and (ii) 200,000 shares of Class C common stock, which represents the holder’s pro rata share of the Class C common stock that were held in the Trust Account (as described above), for an aggregate purchase price of $42,000.

On September 29, 2023, the Sponsor elected to voluntarily convert all of its shares of Class A Common Stock into shares of Class C Common Stock (the “Class C Conversion”). Following this conversion, which occurred on November 1, 2024, the Sponsor owned 1,175,000 shares of Class B Common Stock and 3,204,200 shares of Class C Common Stock.

In light of the Class C Conversion, and in order to simplify and better reflect the purpose, capital structure, governance and organizational policies and procedures of the Company, the Board of Directors of the Company (the “Board”) recommended, and the stockholders approved on September 29, 2023, various amendments to the Charter, as well as a reverse stock split of all outstanding shares of Class B Common Stock and Class C Common Stock at a ratio of 43.792-to-1 (the “Reverse Stock Split”).  The purpose of the Reverse Stock Split was to decrease the total number of shares of the Company’s Common Stock outstanding and increase the liquidity and market price of such shares to approximately $10.00 per share.  The other amendments to the Charter were as follows: (i) the elimination of any and all authorized shares of Class A Common Stock,  the renaming of the Class C Common Stock to Class A Common Stock (the “Reclassification”), and the elimination of any and all authorized shares of Special Common Stock, (ii) the modification of the rights of the Class B Common Stock such that (a) the provisions permitting conversion into shares of Class C Common Stock were deleted and (b) each holder of record shall be entitled to ten (10) votes for each share of Class B Common Stock held, (iii) the deletion of certain provisions of Article SIXTH of the Charter, including with respect to any references to a business combination and/or the Company’s IPO Trust Account, as such provisions were previously extinguished in accordance with the terms and conditions of the Charter and were therefore of no further legal force and effect, and (iv) the deletion of certain provisions of Article SIXTH of the Charter, including the requirement that the Board be divided into staggered classes for election.  On November 2, 2023, the Company filed a Second Amended and Restated Certificate of Incorporation, dated November 1, 2023, with the State of Delaware.

Also, the Board recommended, and the stockholders approved on September 29, 2023, an amendment to the Bylaws of the Company (the “Bylaws”) to provide that, subject to applicable law, any action that is required or permitted to be taken by the stockholders of the Company at any annual or special meeting of stockholders may be effected by written consent of stockholders in lieu of a meeting.  On November 2, 2023, the Company filed the Amended and Restated Bylaws with the State of Delaware.

On March 12, 2024 (the “Effective Date”), the Reverse Stock Split was declared effective. As a result of the Reclassification and the Reverse Stock Split, approximately 26,831 shares of Class B Common Stock are in issue and outstanding and approximately 73,169 shares of Class A Common Stock are in issue and outstanding as of the Effective Date.

Following the Effective Date, and consistent with the terms and conditions of the Warrant Agreement, the terms of the Company’s public and private warrants are proportionately adjusted in the same ratio as the reduction in the number of shares of outstanding Common Stock, except any fractional shares resulting from such adjustment are rounded up or down, as the case may be, to the nearest whole share. Correspondingly, the per share exercise price of such warrants is increased in direct proportion to the Reverse Stock Split ratio such that the aggregate dollar amount payable for the purchase of the shares subject to such securities remains unchanged; therefore, the 8,750,000 public warrants are exercisable into approximately 199,808 shares of Class A Common Stock and the 6,150,000 private placement warrants are exercisable into approximately 140,437 shares of Class A Common Stock, each at a price of approximately $503.61 per share.  In furtherance of any prospective business opportunities, the Company may in the future seek to pursue a variety of capital raising initiatives.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 340,245 shares of Class A common stock, since the warrants are contingent upon the occurrence of future events and average market price of the Company’s Class A common stock for the years ended December 31, 2023 and 2022, was below the Warrants’ $503.61 exercise price. As a result, diluted income per common share is the same as basic income per common share for the periods presented.

The Company has three classes of shares that participate in earnings, which are referred to as Class A convertible common stock and Class A common stock (fka Class C common stock) and Class B convertible common stock (the “Founder Shares”). Earnings and losses are shared pro-rata between the three classes of shares. This presentation contemplates a transaction as the most likely outcome, in which case, all three classes of shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A convertible common stock is excluded from earnings as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	For the Years Ended December 31,
	2023			2022
	Class A convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock	Class A convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock
Basic net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(61,871)	$(17,254)	$(29,016)	$6,804,477	$1,086	$1,816,790
Denominator:
Basic weighted average shares outstanding	57,214	15,955	26,831	321,120	51	85,577

Basic net income (loss) per share of common stock	$(1.08)	$(1.08)	$(1.08)	$21.20	$21.20	$21.20

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

Reclassification

The related party payables and accrued expenses have been reclassified for the prior year on the current year balance sheet for presentation purposes. No changes to the total assets, liabilities, or stockholder’s equity has been made.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

NOTE 3. RELATED PARTY TRANSACTIONS

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.007 per share.

On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being outstanding, of which an aggregate of up to 656,250 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

On November 5, 2020, the over-allotment option expired and was not exercised. Consequently 656,250 Founder Shares were forfeited. Following the forfeiture, the sponsor owned 4,375,000 shares of Class B convertible common stock.

On September 27, 2022, the Company’s Sponsor contributed to the Company an aggregate of 200,000 shares of Class B convertible common stock. Following the contribution, the Sponsor owned 4,175,000 shares of Class B convertible common stock.

On October 17, 2022, the Sponsor elected to convert 3,000,000 shares of Class B convertible common stock into 3,000,000 shares of Class A convertible common stock. Following the conversion, the Sponsor owned 1,175,000 shares of Class B convertible common stock.

The Class B convertible common stock is identical to the Class A convertible common stock except that (i) each share of Class B convertible common stock shall be entitled to ten (10) votes at any annual or special meeting of stockholders or in the case of any written consent of stockholders in lieu of a meeting and for all purposes, and (ii) the Class B convertible common stock has the exclusive right to elect, replace and remove the directors of the Company. Holders of Class B convertible common stock may also elect to convert their shares of Class B convertible common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

On February 27, 2023, the Sponsor purchased 204,200 shares of Class C common stock from a Holder, which were comprised of (i) 4,200 shares of Class C common stock, which were issued on a one-for-one basis for the number of shares of Class A convertible common stock of the Company previously redeemed from the Holder, and (ii) 200,000 shares of Class C common stock, which represent the Holder’s pro rata share of the Class C common stock that were held in the Trust Account, for an aggregate purchase price of $42,000.

On November 1, 2023, the Sponsor voluntarily elected to convert all of its shares of Class A convertible common Stock into shares of Class C common stock (the “Class C Conversion”), which upon completion the Class C common stock was renamed Class A common stock.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For each of the years ended December 31, 2023 and 2022, the Company incurred fees for these services of $120,000 and $120,000 respectively. Administrative support fees included in accounts payable – related party in the accompanying balance sheets at December 31, 2023 and 2022, were $392,000 and $272,000, respectively.

Cash and Cash Equivalents

At December 31, 2023 and 2022, the Company held $1,067,915 and $0, respectively, in the Gabelli U.S. Treasury Money Market Fund, which is recorded in cash and cash equivalents on the balance sheets. The Gabelli U.S. Treasury Money Market Fund is an open-ended money market fund with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on this investment is held constant at $1.00 per unit.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 4. COMMITMENTS AND CONTINGENCIES

Underwriting Agreement

The underwriters were entitled to a deferred fee of $0.35 per Unit, or $6,125,000.

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. On December 27, 2022, the Company announced the completion of the redemption of its outstanding shares of Class A common stock subject to redemption, totaling 2,046,609 shares issued in its IPO, in accordance with the provision of its charter, which resulted in the forfeiture of the remaining $1,531,250 of the deferred underwriting fee. As a result, and for the year ended December 31, 2022, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to the carrying value of the shares of Class A common stock and the remaining balance of $309,312 as a gain from extinguishment of liability allocated to warrant liabilities.

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for a business opportunity and any target business with which the Company may ultimately consummate a business opportunity.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 5. STOCKHOLDER’S EQUITY

Preferred Stock — At inception, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 20,000,000 shares of preferred stock with a par value of $0.0001. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — At inception, the authorized common stock of the Company included up to 75,000,000 shares of Class A convertible common stock and 10,000,000 shares of Class B convertible common stock. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 45,000,000 shares of Class A convertible common stock, 10,000,000 shares of Class B convertible common stock, 25,000,000 shares of Class C common stock and 20,000,000 shares of Special common stock. On November 1, 2023, the Company amended the Certificate of Incorporation to authorize 25,000,000 shares of Class A common stock (fka Class C common stock) and 10,000,000 shares of Class B convertible common stock.

At December 31, 2023 and 2022, there were no shares of Class A convertible common stock issued and outstanding, 73,169 shares of Class A common stock (fka Class C common stock) issued and outstanding, and 26,831 shares of Class B convertible common stock issued and outstanding.

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

The below table outlines our capital structure as of December 31, 2023 and 2022:

	Share Class		Shares Outstanding
Registered*	Class A common (fka Class C common)	0.10%	96
Restricted**	Class A common (fka Class C common)	73.07%	73,073
Total Class A Common Shares		73.17%	73,169

Restricted**	Class A convertible common	—%	—
Restricted**	Class B convertible common	26.83%	26,831
Total Outstanding Shares		100.00%	100,000

*	Registered shares are not listed, and thus are not freely tradeable.

**	Restricted shares are unregistered, are not freely tradable and are subject to individual legends and restrictions.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 6. INCOME TAXES

The Company’s net deferred tax assets at December 31, 2023 and 2022, are as follows:

Deferred tax asset	2023	2022
Organizational costs/Start-up expenses	$401,781	$347,876
Federal Net Operating Loss	—	—
Total deferred tax asset	401,781	347,876
Valuation allowance	(401,781)	(347,876)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the years ended December 31, 2023 and 2022, consists of the following:

Federal	2023	2022
Current	$11,133	$185,192
Deferred	(53,905)	(164,321)
State
Current	$25,052	$—
Deferred	—	—
Change in valuation allowance	53,905	164,321
Income tax provision	$36,185	$185,192

As of December 31, 2023 and 2022, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

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

A reconciliation of the income tax rate to the Company’s effective tax rate for the years ended December 31, 2023 and 2022, is as follows:

	As of December 31, 2023	As of December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	5.5%	0.0%
Permanent book/tax differences	42.6%	(20.8)%
Change in valuation allowance	(74.9)%	1.9%
Effective income tax rate	(5.8)%	2.1%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 7. FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$1,750	$—	$1,750	$—

Derivative Warrant Liabilities – Private Placement Warrants	$1,230	$—	$1,230	$—

Description	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$87,500	$—	$87,500	$—

Derivative Warrant Liabilities – Private Placement Warrants	$61,500	$—	$61,500	$—

The fair value of the Company’s Public Warrants at December 31, 2023 and 2022, is based on observable inputs. The fair value of the Private Warrants prior to their transfer to Level 2 in Q4 2022 was based on a Monte Carlo simulation model, with changes in fair value recognized in the statements of operations. As of December 31, 2022 and subsequent measurements, the measurement of the Private Warrants are classified as Level 2 due to the use of the closing price of the Public Warrants, an observable market quote for a similar asset in an active market.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 7. FAIR VALUE MEASUREMENTS (CONT.)

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

The following table presents the changes in the fair value of warrant liabilities for the year ended December 31, 2022:

	Private Warrants	Public Warrants	Total
Derivative warrant liabilities – Level 3, at December 31, 2021	$3,937,845	$—	$3,973,845
Change in fair value recognized in earnings	(3,876,345)	—	(3,876,345)
Transfer of Private Warrants to Level 2	(61,500)	—	61,500
Derivative warrant liabilities – Level 3, at December 31, 2022	$—	$—	$—

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than as follows. Subsequent to year end, the Company effected a reverse stock split, which was retroactively restated. See Note 1 to the financial statements.