Form 10-Q
period 2024-03-31
PMV Consumer Acquisition Corp.
filed 2024-05-14
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

(561) 318-3766

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	PMVC	N/A

Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $503.61 per share	PMVC.WS	N/A

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

As of May 14, 2024, there were 73,169 shares of Class A common stock, par value $0.0001 per share, and 26,831 shares of Class B convertible common stock, par value $0.0001 per share.

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,171,427	$1,072,630
Prepaid expenses and other current assets	18,039	129,474
TOTAL ASSETS	$1,189,466	$1,202,104

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$179,971	$175,745
Accounts payable – related party	422,000	392,000
Income taxes payable	40,778	10,259
Total current liabilities	642,749	578,004

Derivative warrant liabilities	2,980	2,980
Total Liabilities	645,729	580,984

Commitments and contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock (fka Class C common stock), $0.0001 par value; 25,000,000 shares authorized; 73,169 shares issued and outstanding as of March 31, 2024 and December 31, 2023	7	7
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 26,831 shares issued and outstanding as of March 31, 2024 and December 31, 2023	3	3
Additional paid-in capital	1,032,917	1,032,917
Accumulated deficit	(489,190)	(411,807)
Total Stockholder’s Equity	543,737	621,120
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,189,466	$1,202,104

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
General and administrative expenses	$54,777	$100,154
Franchise tax expense	5,286	7,500
Loss from operations	(60,063)	(107,654)

Other income:
Interest earned on money market account	13,199	9,480
Other income	13,199	9,480

Loss before provision for income taxes	(46,864)	(98,174)
Provision for income taxes	(30,519)	(416)
Net loss	$(77,383)	$(98,590)

Weighted average shares outstanding, of Class A convertible common stock, basic and diluted	—	68,506

Basic and diluted net loss per share, Class A convertible common stock	$—	$(0.99)

Weighted average shares outstanding, of Class A common stock (fka Class C common stock), basic and diluted	73,169	4,663

Basic and diluted net loss per share, Class A common stock (fka Class C common stock)	$(0.77)	$(0.99)

Weighted average shares outstanding, of Class B convertible common stock, basic and diluted	26,831	26,831

Basic and diluted net loss per share, Class B convertible common stock	$(0.77)	$(0.99)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Class A Convertible Common Stock		Class A (fka Class C) Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2024	—	$—	73,169	$7	26,831	$3	$1,032,917	$(411,807)	$621,120

Net loss	—	—	—	—	—	—	—	(77,383)	(77,383)

Balance – March 31, 2024	—	$—	73,169	$7	26,831	$3	$1,032,917	$(489,190)	$543,737

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(Unaudited)

	Class A Convertible Common Stock		Class A (fka Class C) Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2023	68,506	$7	4,663	$—	26,831	$3	$1,032,917	$(303,666)	$729,261

Net loss	—	—	—	—	—	—	—	(98,590)	(98,590)

Balance – March 31, 2023	68,506	$7	4,663	$—	26,831	$3	$1,032,917	$(402,256)	$630,671

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(77,383)	$(98,590)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities
Other receivable	—	42,424
Prepaid expenses and other current assets	111,435	46,989
Income taxes payable	30,519	416
Accrued expenses	4,226	(113)
Accounts payable – related party	30,000	30,000
Net cash provided by operating activities	98,797	21,126

Net Change in Cash and Cash Equivalents	98,797	21,126
Cash and cash equivalents – Beginning of period	1,072,630	1,149,157
Cash and cash equivalents – End of period	$1,171,427	$1,170,283

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a potential business opportunity. It is unlikely that the Company will generate any operating revenues until after the completion of a transaction, at the earliest. The Company generates non-operating income in the form of interest income.

The Company initially had until September 21, 2022, to complete a business combination (the “Combination Period”). On September 21, 2022, the Company held a special meeting of stockholders (the “Meeting”). The purpose of the Meeting was to approve the following amendments to the Company’s certificate of incorporation; to extend the date by which the Company had to consummate a business combination for one year, from September 21, 2022 to September 21, 2023, conditioned on the deposit of 200,000 shares of Class B convertible common stock (to be converted into Class C common stock) into the Company’s Trust account; to increase authorized stock from 86,000,000 to 120,000,000 shares, of which 100,000,000 shall be shares of common stock, consisting of 45,000,000 shares of Class A convertible common stock, 10,000,000 shares of Class B convertible common stock, 25,000,000 shares of Class C common stock and 20,000,000 shares of Special common stock, and 20,000,000 shall be shares of preferred stock; to permit the Company’s board of directors to create Special common stock in one or more series and to fix for each series the voting powers, designations, preferences, rights, qualifications, limitations and restrictions thereof; to provide for (i) the right of a holder of Class A convertible common stock to convert into Class C common stock on a one-for-one basis, (ii) the right of the Company to redeem Class A convertible common stock in exchange for a pro rata share of the net cash (and not stock) held in the Company’s Trust Account, unless the holder elects to receive Class C common stock issued on a one-for-one basis, plus a pro rata share of any stock held in the Trust Account, and (iii) upon such redemption the extinguishment of the legal force and effect of the business combination and Trust Account provisions contained in paragraphs A through I of Article Sixth of the charter; to (i) eliminate the Class B convertible common stock anti-dilution provisions that require adjustment to maintain the specified 20% class ownership, and (ii) provide for the right of a holder of Class B convertible common stock to convert into Class C common stock on a one-for-one basis. All such amendments were approved at the Meeting. On September 27, 2022, the Sponsor contributed to the Company for purposes of making a deposit into the Company’s Trust Account of an aggregate of 200,000 shares of Class B convertible common stock (to be converted into Class C common stock) to extend the date by which the Company has to consummate a business combination for one year, from September 21, 2022 to September 21, 2023.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

On December 27, 2022, the Company announced the completion of the redemption of its outstanding shares of Class A convertible common stock subject to redemption, totaling 2,046,609 shares issued in its IPO (the “Class A IPO Shares”), in accordance with the provision of its charter. Holders representing a total of 2,042,409 shares of the Class A IPO Shares called for redemption elected to receive a pro rata share of the cash, including the interest earned thereon net of interest that may be used by the Company to pay its taxes payable (and not any stock), held in the Company’s Trust Account. The $10.10 per share pro rata amount was calculated by dividing the number of Class A IPO Shares redeemed from each such holder by the total number of outstanding Class A IPO Shares. Holders representing a total of 4,200 shares of the Class A IPO Shares called for redemption elected to receive Class C common stock issued on a one-for-one basis for the number of Class A IPO Shares redeemed from each such holder, plus each such holder’s pro rata share of the 200,000 shares of Class C common stock held in the IPO Trust Account. The pro rata share of the Class C common stock held in the Trust Account was calculated by dividing the number of Class A IPO Shares redeemed from each such holder by the total number of Class A IPO Shares redeemed from all holders of Class A IPO Shares that elected to receive stock. The amount of cash that would otherwise have been paid to holders who redeemed for cash (totaling approximately $42,424) was released from the Trust Account and transferred to the Company. The Trust Account was terminated following the release of the cash and stock to holders of Class A IPO Shares in complete liquidation of the assets held in trust. The 3,000,000 shares of Class A convertible common stock owned by the Sponsor were not redeemed and were expressly excluded from participating in, and were not otherwise entitled to, any of the cash and stock held in the Trust Account. The Class A IPO Shares redeemed are no longer deemed to be outstanding and all rights of the holders thereof as stockholders of the Company with respect to the Class A IPO Shares so redeemed have ceased. The Class C common stock received by holders who elected to receive stock has not been listed on a securities exchange. Following the redemption, the Company had outstanding 3,000,000 shares of Class A convertible common stock, 1,175,000 shares of Class B convertible common stock, 204,200 shares of Class C common stock, 8,750,000 public warrants and 6,150,000 private placement warrants, as well as approximately $1,149,000 of cash on hand available for working capital purposes.

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

On September 29, 2023, the Sponsor elected to voluntarily convert all of its shares of Class A convertible common stock into shares of Class C common stock (the “Class C Conversion”). Following this conversion, which occurred on November 1, 2023, the Sponsor owned 1,175,000 shares of Class B convertible common stock and 3,204,200 shares of Class C common stock.

In light of the Class C Conversion, and in order to simplify and better reflect the purpose, capital structure, governance and organizational policies and procedures of the Company, the Board of Directors of the Company (the “Board”) recommended, and the stockholders approved on September 29, 2023, various amendments to the Charter, as well as a reverse stock split of all outstanding shares of Class B convertible common stock and Class C common stock at a ratio of 43.792-to-1 (the “Reverse Stock Split”).  The purpose of the Reverse Stock Split was to decrease the total number of shares of the Company’s common stock outstanding and increase the liquidity and market price of such shares to approximately $10.00 per share.  The other amendments to the Charter were as follows: (i) the elimination of any and all authorized shares of Class A convertible common stock,  the renaming of the Class C common stock to Class A common stock (the “Reclassification”), and the elimination of any and all authorized shares of Special common stock, (ii) the modification of the rights of the Class B convertible common stock such that (a) the provisions permitting conversion into shares of Class C common stock were deleted and (b) each holder of record shall be entitled to ten (10) votes for each share of Class B convertible common stock held, (iii) the deletion of certain provisions of Article SIXTH of the Charter, including with respect to any references to a business combination and/or the Company’s IPO Trust Account, as such provisions were previously extinguished in accordance with the terms and conditions of the Charter and were therefore of no further legal force and effect, and (iv) the deletion of certain provisions of Article SIXTH of the Charter, including the requirement that the Board be divided into staggered classes for election.  On November 2, 2023, the Company filed a Second Amended and Restated Certificate of Incorporation, dated November 1, 2023, with the State of Delaware.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

On March 12, 2024 (the “Effective Date”), the Reverse Stock Split was declared effective. As a result of the Reclassification and the Reverse Stock Split, approximately 26,831 shares of Class B convertible common stock are in issue and outstanding and approximately 73,169 shares of Class A common stock are in issue and outstanding as of the Effective Date. Accordingly, earnings per share reported for prior periods in the unaudited condensed financial statements have been restated to reflect the retroactive effect of the reverse stock split.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 28, 2024, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future periods.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 340,245 shares of Class A common stock, since the warrants are contingent upon the occurrence of future events and average market price of the Company’s Class A common stock for the three month periods ended March 31, 2024 and 2023, was below the Warrants’ $503.61 exercise price. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

As of March 31, 2024, the Company has two classes of shares that participate in earnings, which are referred to as Class A common stock (fka Class C common stock) and Class B convertible common stock (the “Founder Shares”). Earnings and losses are shared pro-rata between the two classes of shares. This presentation contemplates a transaction as the most likely outcome, in which case, all two classes of shares share pro rata in the income (loss) of the Company.

The following tables reflect the calculation of basic and diluted net loss per share of common stock (in dollars, except share amounts):

	For the Three Months Ended March 31,
	2024			2023
	Class A convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock	Class A convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock
Basic net loss per share of common stock
Numerator:
Allocation of net loss	$—	$(56,620)	$(20,763)	$(67,540)	$(4,597)	$(26,453)
Denominator:
Basic weighted average shares outstanding	—	73,169	26,831	68,506	4,663	26,831

Basic net loss per share of common stock	$—	$(0.77)	$(0.77)	$(0.99)	$(0.99)	$(0.99)

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Reclassification

The related party payables and accrued expenses have been reclassified for the prior year on the current year balance sheet for presentation purposes. No changes to the total assets, liabilities, or stockholder’s equity have been made.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2024 and 2023, the Company incurred fees for these services of $30,000 and $30,000, respectively. Administrative support fees included in accounts payable – related party in the accompanying unaudited condensed balance sheets at March 31, 2024 and December 31, 2023, were $422,000 and $392,000, respectively.

Cash and Cash Equivalents

At March 31, 2024 and December 31, 2023, the Company held $1,081,115 and $1,067,915, respectively, in the Gabelli U.S. Treasury Money Market Fund, which is recorded in cash and cash equivalents on the condensed balance sheets. The Gabelli U.S. Treasury Money Market Fund is an open-ended money market fund with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on this investment is held constant at $1.00 per unit.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

NOTE 5. STOCKHOLDER’S EQUITY

Preferred Stock — At inception, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 20,000,000 shares of preferred stock with a par value of $0.0001. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

At March 31, 2024 and December 31, 2023, there were no shares of Class A convertible common stock issued and outstanding, 73,169 shares of Class A common stock (fka Class C common stock) issued and outstanding, and 26,831 shares of Class B convertible common stock issued and outstanding.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 5. STOCKHOLDER’S EQUITY (CONT.)

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

The below table outlines the Company’s capital structure as of March 31, 2024 and December 31, 2023:

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 6. INCOME TAX

The Company’s net deferred tax assets at March 31, 2024 and December 31, 2023, are as follows:

Deferred tax asset	March 31, 2024	December 31, 2023
Organizational costs/Start-up expenses	$413,284	$401,781
Federal Net Operating Loss	—	—
Total deferred tax asset	413,284	401,781
Valuation allowance	(413,284)	(401,781)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the three months ended March 31, 2024 and 2023, consists of the following:

Federal	March 31, 2024	March 31, 2023
Current	$27,842	$416
Deferred	(11,503)	—
State
Current	2,677	—
Deferred	—	—
Change in valuation allowance	11,503	—
Income tax provision	$30,519	$416

As of March 31, 2024 and December 31, 2023, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

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

A reconciliation of the income tax rate to the Company’s effective tax rate for the three months ended March 31, 2024 and 2023, is as follows:

	As of March 31, 2024	As of March 31, 2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	5.5%	0.0%
Permanent book/tax differences	0.0%	(21.0)%
Change in valuation allowance	13.9%	0.0%
Effective income tax rate	40.4%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$1,750	$—	$1,750	$—

Derivative Warrant Liabilities – Private Placement Warrants	$1,230	$—	$1,230	$—

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$1,750	$—	$1,750	$—

Derivative Warrant Liabilities – Private Placement Warrants	$1,230	$—	$1,230	$—

The fair value of the Company’s Public Warrants at March 31, 2024 and December 31, 2023, is based on observable inputs. As of March 31, 2024 and December 31, 2023, the measurement of the Private Warrants are classified as Level 2 due to the use of the closing price of the Public Warrants, an observable market quote for a similar asset in an active market.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than as follows:

On April 29, 2024, the Board of Directors of the Company recommended, and the Company’s sole shareholder approved, an amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Amendment”) to (i) reduce the number of authorized shares of Class A common stock from 25,000,000 shares to 570,000 shares, (ii) reduce the number of authorized shares of Class B common stock from 10,000,000 shares to 230,000 shares, and (iii) reduce the number of authorized shares of preferred stock from 20,000,000 shares to 460,000 shares. The Company filed the Amendment with the Secretary of State of the State of Delaware on April 30, 2024.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact, included in this Form 10-Q, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and/or the Company’s Form 10-K for the year ended December 31, 2023, filed on March 28, 2024, with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a shell company formed under the laws of the State of Delaware on March 18, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business opportunity with one or more businesses or entities. Our efforts to identify a prospective business opportunity will not be limited to a particular industry or geographic location, although we are currently focusing our search for a business opportunity in the consumer industry. We intend to effectuate a business opportunity using cash, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2024, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a business opportunity with which to complete a transaction. We do not expect to generate any operating revenues until after the completion of a transaction. We generate non-operating income in the form of interest income on marketable securities held. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $77,383, which consists of interest income of $13,199, offset by general and administrative expenses of $54,777, franchise tax expense of $5,286, and provision for income taxes of $30,519.

For the three months ended March 31, 2023, we had a net loss of $98,590, which consists of interest income of $9,480, offset by general and administrative expenses of $100,154, franchise tax expense of $7,500, and provision for income taxes of $416.

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

As of March 31, 2024, we had cash and cash equivalents of $1,171,427. We intend to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

For the three months ended March 31, 2024, cash provided by operating activities was $98,797. Net loss of $77,383 was affected by net increase of changes in operating assets and liabilities of $176,180.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on September 24, 2020, and will continue to incur these fees monthly for the foreseeable future.

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of a transaction. Thereafter, on December 27, 2022, in accordance with the provisions of its charter, the Company announced the completion of the redemption of its outstanding shares of Class A common stock subject to redemption (the “Class A IPO Shares”), which resulted in the forfeiture of the remaining $1,531,250 of deferred underwriting fees. Following the completion of the redemption of the Class A IPO Shares, the IPO Trust Account was terminated in complete liquidation of the assets held in trust, and the relevant provisions of the Company’s charter, including with respect to any business combination and the IPO Trust Account, were extinguished and are of no further legal force and effect. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to accumulated earnings (deficit) and the remaining balance of $309,312 was as a gain from extinguishment of liability allocated to warrant liabilities. As of March 31, 2024 and December 31, 2023, the deferred underwriting fee payable is $0.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no material changes to the critical accounting estimates during the quarter ended March 31, 2024.

We have identified the following critical accounting policies and estimates:

Warrant Liability

We account for the warrants issued in connection with our IPO in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. The Company’s accounting policy and estimate surrounding the warrant liability is deemed to be critical since it is an equity linked instrument, and the accounting pronouncement that determines the initial classification at issuance is considered a complex topic. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. Any changes in the value could have a significant impact on the results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through March 31, 2024, our efforts were limited to organizational activities, activities relating to our initial public offering and, since the initial public offering, the search for a business opportunity for which to consummate a transaction. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of March 31, 2024, we were not subject to any market or interest rate risk. The Company’s cash was invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As of March 31, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officers and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended March 31, 2024, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Form 10-K filed with the SEC on March 28, 2024, for the year ended December 31, 2023.

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

We will likely depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss or inability to effect a business opportunity.

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

As a result, included on our balance sheets as of March 31, 2024 and December 31, 2023, and contained elsewhere in this report, are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

However, we are aware of litigation against certain entities asserting that, notwithstanding the foregoing, those entities should be considered investment companies and the SEC has suggested that the extended period of investment of assets by similar such entities raise questions about their status as investment companies under Section 3(a)(1)(A) of the Investment Company Act.

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

Therefore, any redemption or other repurchase that occurs after December 31, 2022, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and, (ii) the nature and amount of the equity, and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to identify a potential business opportunity and/or complete a transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. The Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of March 31, 2024 and December 31, 2023, 1,175,000 Founder Shares were issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1.	Underwriting Agreement between the Company and UBS Securities LLC and BTIG, LLC as representatives of the underwriters (1)
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 7, 2023)
3.1.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of PMV Consumer Acquisition Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on May 3, 2024)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on November 7, 2023)
4.1	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Letter Agreement between the Company and PMV Consumer Acquisition Holding Company, LLC (1)
10.2	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company(1)
10.3	Subscription Agreement for private warrants between the Company and PMV Consumer Acquisition Holding Company, LLC(1)
10.4	Registration Rights Agreement between the Company and PMV Consumer Acquisition Company, LLC (1)
10.5	Administrative Services Agreement between the Company and PMV Consumer Delaware Management Partners LLC (1)
31.1*	Certification of Co-Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed September 25, 2020, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMV Consumer Acquisition Corp.

Date: May 14, 2024	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Robert LaPenta, Jr.
	Name:	Robert LaPenta, Jr.
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 14, 2024	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)