Form 10-Q
period 2024-06-30
PMV Consumer Acquisition Corp.
filed 2024-08-13
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 13, 2024, there were 73,169 shares of Class A common stock, par value $0.0001 per share, and 26,831 shares of Class B convertible common stock, par value $0.0001 per share.

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,132,400	$1,072,630
Prepaid expenses and other current assets	21,429	129,474
TOTAL ASSETS	$1,153,829	$1,202,104

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$183,468	$175,745
Accounts payable – related party	452,000	392,000
Income taxes payable	—	10,259
Total current liabilities	635,468	578,004

Derivative warrant liabilities	2,980	2,980
Total Liabilities	638,448	580,984

Commitments and contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 460,000 shares authorized; none issued or outstanding	—	—
Class A common stock (fka Class C common stock), $0.0001 par value; 570,000 shares authorized; 73,169 shares issued and outstanding as of June 30, 2024 and December 31, 2023	7	7
Class B convertible common stock, $0.0001 par value; 230,000 shares authorized; 26,831 shares issued and outstanding as of June 30, 2024 and December 31, 2023	3	3
Additional paid-in capital	1,032,917	1,032,917
Accumulated deficit	(517,546)	(411,807)
Total Stockholder’s Equity	515,381	621,120
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,153,829	$1,202,104

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
General and administrative expenses	$42,920	$44,018	$97,697	$144,172
Franchise tax expense	10,000	—	15,286	7,500
Loss from operations	(52,920)	(44,018)	(112,983)	(151,672)

Other income:
Interest income	14,396	13,369	27,595	22,849
Other income	14,396	13,369	27,595	22,849

Loss before provision for income taxes	(38,524)	(30,649)	(85,388)	(128,823)
Provision for income taxes	10,168	(10,786)	(20,351)	(11,202)
Net loss	$(28,356)	$(41,435)	$(105,739)	$(140,025)

Weighted average shares outstanding, of Class A convertible common stock, basic and diluted	—	68,506	—	68,506

Basic and diluted net loss per share, Class A convertible common stock	$—	$(0.41)	$—	$(1.40)

Weighted average shares outstanding, of Class A common stock (fka Class C common stock), basic and diluted	73,169	4,663	73,169	4,663

Basic and diluted net loss per share, Class A common stock (fka Class C common stock)	$(0.28)	$(0.41)	$(1.06)	$(1.40)

Weighted average shares outstanding, of Class B convertible common stock, basic and diluted	26,831	26,831	26,831	26,831

Basic and diluted net loss per share, Class B convertible common stock	$(0.28)	$(0.41)	$(1.06)	$(1.40)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

	Class A Convertible Common Stock		Class A (fka Class C) Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2024	—	$—	73,169	$7	26,831	$3	$1,032,917	$(411,807)	$621,120

Net loss	—	—	—	—	—	—	—	(77,383)	(77,383)

Balance – March 31, 2024	—	—	73,169	7	26,831	3	1,032,917	(489,190)	543,737

Net loss	—	—	—	—	—	—	—	(28,356)	(28,356)

Balance – June 30, 2024	—	$—	73,169	$7	26,831	$3	$1,032,917	$(517,546)	$515,381

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(Unaudited)

	Class A Convertible Common Stock		Class A (fka Class C) Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2023	68,506	$7	4,663	$—	26,831	$3	$1,032,917	$(303,666)	$729,261

Net loss	—	—	—	—	—	—	—	(98,590)	(98,590)

Balance March 31, 2023	68,506	7	4,663	—	26,831	3	1,032,917	(402,256)	630,671

Net loss	—	—	—	—	—	—	—	(41,435)	(41,435)

Balance – June 30, 2023	68,506	$7	4,663	$—	26,831	$3	$1,032,917	$(443,691)	$589,236

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(105,739)	$(140,025)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities
Other receivable	—	42,424
Prepaid expenses and other current assets	108,045	46,989
Income taxes payable	(10,259)	(28,798)
Accrued expenses	7,723	(37,235)
Accounts payable – related party	60,000	60,000
Net cash provided by (used in) operating activities	59,770	(56,645)

Net Change in Cash and Cash Equivalents	59,770	(56,645)
Cash and cash equivalents – Beginning of period	1,072,630	1,149,157
Cash and cash equivalents – End of period	$1,132,400	$1,092,512

Supplemental disclosure of cash flow information:
Cash paid for income taxes	34,000	$40,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity through June 30, 2024, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a potential business opportunity. It is unlikely that the Company will generate any operating revenues until after the completion of a transaction, at the earliest. The Company generates non-operating income in the form of interest income.

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

JUNE 30, 2024

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

JUNE 30, 2024

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

Following the Effective Date, and consistent with the terms and conditions of the Warrant Agreement, the terms of the Company’s public and private warrants were proportionately adjusted in the same ratio as the reduction in the number of shares of outstanding common stock, except any fractional shares resulting from such adjustment are rounded up or down, as the case may be, to the nearest whole share. Correspondingly, the per share exercise price of such warrants is increased in direct proportion to the Reverse Stock Split ratio such that the aggregate dollar amount payable for the purchase of the shares subject to such securities remains unchanged; therefore, the 8,750,000 public warrants are exercisable into approximately 199,808 shares of Class A common stock and the 6,150,000 private placement warrants are exercisable into approximately 140,437 shares of Class A common stock, each at a price of approximately $503.61 per share.  In furtherance of any prospective business opportunities, the Company may in the future seek to pursue a variety of capital raising initiatives.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 28, 2024, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future periods.

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

JUNE 30, 2024

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 340,245 shares of Class A common stock, since the warrants are contingent upon the occurrence of future events and average market price of the Company’s Class A common stock for the three and six month periods ended June 30, 2024 and 2023, was below the Warrants’ $503.61 exercise price. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

As of June 30, 2024, the Company has two classes of shares that participate in earnings, which are referred to as Class A common stock (fka Class C common stock) and Class B convertible common stock (the “Founder Shares”). Earnings and losses are shared pro-rata between the two classes of shares. This presentation contemplates a transaction as the most likely outcome, in which case, all two classes of shares share pro rata in the income (loss) of the Company.

As of June 30, 2023, the Company had three classes of shares that participated in earnings, which are referred to as Class A convertible common stock (the “Common Stock”), Class B convertible common stock (the “Founder Shares”), and Class C common stock. Earnings and losses are shared pro-rata between the three classes of shares. This presentation contemplates a transaction as the most likely outcome, in which case, all three classes of shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net loss per share of common stock (in dollars, except share amounts):

	For the Three Months Ended June 30,
	2024			2023
	Class A convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock	Class A convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock
Basic net loss per share of common stock
Numerator:
Allocation of net loss	$—	$(20,748)	$(7,608)	$(28,385)	$(1,932)	$(11,118)
Denominator:
Basic weighted average shares outstanding	—	73,169	26,831	68,506	4,663	26,831

Basic net loss per share of common stock	$—	$(0.28)	$(0.28)	$(0.41)	$(0.41)	$(0.41)

	For the Six Months Ended June 30,
	2024			2023
	Class A convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock	Class A convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock
Basic net loss per share of common stock
Numerator:
Allocation of net loss	$—	$(77,368)	$(28,371)	$(95,925)	$(6,529)	$(37,571)
Denominator:
Basic weighted average shares outstanding	—	73,169	26,831	68,506	4,663	26,831

Basic net loss per share of common stock	$—	$(1.06)	$(1.06)	$(1.40)	$(1.40)	$(1.40)

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The Class B convertible common stock is identical to the Class A common stock except that (i) each share of Class B convertible common stock shall be entitled to ten (10) votes at any annual or special meeting of stockholders or in the case of any written consent of stockholders in lieu of a meeting and for all purposes, and (ii) the Class B convertible common stock has the exclusive right to elect, replace and remove the directors of the Company. Holders of Class B convertible common stock may also elect to convert their shares of Class B convertible common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 3. RELATED PARTY TRANSACTIONS (CONT.)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended June 30, 2024 and 2023, the Company incurred fees for these services of $30,000 and $30,000, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred fees for these services $60,000 and $60,000, respectively. Administrative support fees included in accounts payable – related party in the accompanying unaudited condensed balance sheets at June 30, 2024 and December 31, 2023, were $452,000 and $392,000, respectively.

Cash and Cash Equivalents

At June 30, 2024 and December 31, 2023, the Company held $1,095,510 and $1,067,915, respectively, in the Gabelli U.S. Treasury Money Market Fund, which is recorded in cash and cash equivalents on the condensed balance sheets. The Gabelli U.S. Treasury Money Market Fund is an open-ended money market fund with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on this investment is held constant at $1.00 per unit.

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 5. STOCKHOLDER’S EQUITY

Preferred Stock — At inception, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 20,000,000 shares of preferred stock with a par value of $0.0001. On April 30, 2024, the Company amended the Certificate of Incorporation to authorize 460,000 shares of preferred stock with a par value of $0.0001. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock — At inception, the authorized common stock of the Company included up to 75,000,000 shares of Class A convertible common stock and 10,000,000 shares of Class B convertible common stock. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 45,000,000 shares of Class A convertible common stock, 10,000,000 shares of Class B convertible common stock, 25,000,000 shares of Class C common stock and 20,000,000 shares of Special common stock. On November 1, 2023, the Company amended the Certificate of Incorporation to authorize 25,000,000 shares of Class A common stock (fka Class C common stock) and 10,000,000 shares of Class B convertible common stock. On November 2, 2023, the Company amended the Certificate of Incorporation to eliminate any and all authorized shares of Class A convertible common stock. On April 30, 2024, the Company amended the Certificate of Incorporation to authorize 570,000 shares of Class A common stock (fka Class C common stock) and 230,000 shares of Class B convertible common stock.

At June 30, 2024 and December 31, 2023, there were no authorized shares of Class A convertible common stock, 73,169 shares of Class A common stock (fka Class C common stock) issued and outstanding, and 26,831 shares of Class B convertible common stock issued and outstanding.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 5. STOCKHOLDER’S EQUITY (CONT.)

The below table outlines the Company’s capital structure as of June 30, 2024 and December 31, 2023:

	Share Class		Shares Outstanding
Registered*	Class A common (fka Class C common)	0.10%	96
Restricted**	Class A common (fka Class C common)	73.07%	73,073
Total Class A Common Shares		73.17%	73,169

Restricted**	Class A convertible common	—%	—
Restricted**	Class B convertible common	26.83%	26,831
Total Outstanding Shares		100.00%	100,000

*	Registered shares are not listed, and thus not freely tradeable.

**	Restricted shares are unregistered and not freely tradable and subject to individual legends and restrictions.

NOTE 6. INCOME TAX

The Company’s net deferred tax assets at June 30, 2024 and December 31, 2023, are as follows:

Deferred tax asset	June 30, 2024	December 31, 2023
Organizational costs/Start-up expenses	$422,297	$401,781
Federal Net Operating Loss	—	—
Total deferred tax asset	422,297	401,781
Valuation allowance	(422,297)	(401,781)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the three and six months ended June 30, 2024 and 2023, consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Federal
Current	$(9,722)	$134	$18,120	$550
Deferred	(9,013)	—	(20,516)	—
State
Current	$(446)	$10,652	$2,231	$10,652
Deferred	—	—	—	—
Change in valuation allowance	9,013	—	20,516	—
Income tax provision	$(10,168)	$10,786	$20,351	$11,202

As of June 30, 2024 and December 31, 2023, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

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

A reconciliation of the income tax rate to the Company’s effective tax rate for the six months ended June 30, 2024 and 2023, is as follows:

	For the Six Months Ended June 30,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	5.5%	0.0%
Permanent book/tax differences	0.0%	(21.0)%
Change in valuation allowance	64.8%	0.0%
Effective income tax rate	91.3%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$1,750	$—	$1,750	$—

Derivative Warrant Liabilities – Private Placement Warrants	$1,230	$—	$1,230	$—

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$1,750	$—	$1,750	$—

Derivative Warrant Liabilities – Private Placement Warrants	$1,230	$—	$1,230	$—

The fair value of the Company’s Public Warrants at June 30, 2024 and December 31, 2023, is based on observable inputs. As of June 30, 2024 and December 31, 2023, the measurement of the Private Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2024, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a business opportunity with which to complete a transaction. We do not expect to generate any operating revenues until after the completion of a transaction. We generate non-operating income in the form of interest income on marketable securities held. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2024, we had a net loss of $28,356 and $105,739, respectively, which consists of interest income of $14,396 and $27,595, respectively, offset by general and administrative expenses of $42,920 and $97,697, respectively, franchise tax expense of $10,000 and $15,286, respectively, and provision for income taxes of $10,168 and $(20,351), respectively.

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

As of June 30, 2024, we had cash and cash equivalents of $1,132,400. We intend to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

For the six months ended June 30, 2024, cash provided by operating activities was $59,770. Net loss of $105,739 was affected by net increase of changes in operating assets and liabilities of $165,509.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

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

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of a transaction. Thereafter, on December 27, 2022, in accordance with the provisions of its charter, the Company announced the completion of the redemption of its outstanding shares of Class A convertible common stock subject to redemption (the “Class A IPO Shares”), which resulted in the forfeiture of the remaining $1,531,250 of deferred underwriting fees. Following the completion of the redemption of the Class A IPO Shares, the IPO Trust Account was terminated in complete liquidation of the assets held in trust, and the relevant provisions of the Company’s charter, including with respect to any business combination and the IPO Trust Account, were extinguished and are of no further legal force and effect. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to accumulated earnings (deficit) and the remaining balance of $309,312 was as a gain from extinguishment of liability allocated to warrant liabilities. As of June 30, 2024 and December 31, 2023, the deferred underwriting fee payable is $0.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no material changes to the critical accounting estimates during the quarter ended June 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through June 30, 2024, our efforts were limited to organizational activities, activities relating to our initial public offering and, since the initial public offering, the search for a business opportunity for which to consummate a transaction. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of June 30, 2024, we were not subject to any market or interest rate risk. The Company’s cash was invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As of June 30, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officers and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended June 30, 2024, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result, included on our balance sheets as of June 30, 2024 and December 31, 2023, and contained elsewhere in this report, are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. The Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of June 30, 2024 and December 31, 2023, 26,831 (restated for reverse stock split) Founder Shares were issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Of the gross proceeds received from the Initial Public Offering and the sale of the Private Warrants, $175,000,000 was placed in the Trust Account. The Trust Account was terminated following the redemption of the outstanding shares of Class A convertible common stock subject to redemption, which was completed on December 27, 2022, in accordance with the provisions of our charter, and all cash and stock held therein was released to holders of Class A IPO Shares in complete liquidation of the assets held in trust.

We paid a total of $3,500,000 in underwriting discounts and commissions and $332,390 for other costs and expenses related to the Initial Public Offering, net of a $175,000 credit paid by the Underwriter.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1.	Underwriting Agreement between the Company and UBS Securities LLC and BTIG, LLC as representatives of the underwriters (1)
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 7, 2023)
3.1.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of PMV Consumer Acquisition Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on May 3, 2024)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on November 7, 2023)
4.1	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Letter Agreement between the Company and PMV Consumer Acquisition Holding Company, LLC (1)
10.2	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company (1)
10.3	Subscription Agreement for private warrants between the Company and PMV Consumer Acquisition Holding Company, LLC (1)
10.4	Registration Rights Agreement between the Company and PMV Consumer Acquisition Company, LLC (1)
10.5	Administrative Services Agreement between the Company and PMV Consumer Delaware Management Partners LLC (1)
31.1*	Certification of Co-Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed September 25, 2020, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMV Consumer Acquisition Corp.

Date: August 13, 2024	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Robert LaPenta, Jr.
	Name:	Robert LaPenta, Jr.
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 13, 2024	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)