Form 10-Q
period 2024-09-30
PMV Consumer Acquisition Corp.
filed 2024-11-08
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 8, 2024, there were 73,169 shares of Class A common stock, par value $0.0001 per share, and 26,831 shares of Class B convertible common stock, par value $0.0001 per share.

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,130,295	$1,072,630
Prepaid expenses and other current assets	19,789	129,474
TOTAL ASSETS	$1,150,084	$1,202,104

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$195,278	$175,745
Accounts payable – related party	482,000	392,000
Income taxes payable	—	10,259
Total current liabilities	677,278	578,004

Derivative warrant liabilities	2,980	2,980
Total Liabilities	680,258	580,984

Commitments and contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 460,000 shares authorized; none issued or outstanding	—	—
Class A common stock (fka Class C common stock), $0.0001 par value; 570,000 shares authorized; 73,169 shares issued and outstanding as of September 30, 2024 and December 31, 2023	7	7
Class B convertible common stock, $0.0001 par value; 230,000 shares authorized; 26,831 shares issued and outstanding as of September 30, 2024 and December 31, 2023	3	3
Additional paid-in capital	1,032,917	1,032,917
Accumulated deficit	(563,101)	(411,807)
Total Stockholder’s Equity	469,826	621,120
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,150,084	$1,202,104

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
General and administrative expenses	$50,395	$57,670	$148,092	$201,842
Franchise tax expense	8,000	2,700	23,286	10,200
Loss from operations	(58,395)	(60,370)	(171,378)	(212,042)

Other income:
Interest income	14,480	14,132	42,075	36,981
Other income	14,480	14,132	42,075	36,981

Loss before provision for income taxes	(43,915)	(46,238)	(129,303)	(175,061)
Provision for income taxes	(1,640)	(21,024)	(21,991)	(32,226)
Net loss	$(45,555)	$(67,262)	$(151,294)	$(207,287)

Weighted average shares outstanding, of Class A convertible common stock, basic and diluted	—	68,506	—	68,506

Basic and diluted net loss per share, Class A convertible common stock	$—	$(0.67)	$—	$(2.07)

Weighted average shares outstanding, of Class A common stock (fka Class C common stock), basic and diluted	73,169	4,663	73,169	4,663

Basic and diluted net loss per share, Class A common stock (fka Class C common stock)	$(0.46)	$(0.67)	$(1.51)	$(2.07)

Weighted average shares outstanding, of Class B convertible common stock, basic and diluted	26,831	26,831	26,831	26,831

Basic and diluted net loss per share, Class B convertible common stock	$(0.46)	$(0.67)	$(1.51)	$(2.07)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Class A Convertible Common Stock		Class A (fka Class C) Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2024	—	$—	73,169	$7	26,831	$3	$1,032,917	$(411,807)	$621,120

Net loss	—	—	—	—	—	—	—	(77,383)	(77,383)

Balance – March 31, 2024	—	—	73,169	7	26,831	3	1,032,917	(489,190)	543,737

Net loss	—	—	—	—	—	—	—	(28,356)	(28,356)

Balance – June 30, 2024	—	—	73,169	7	26,831	3	1,032,917	(517,546)	515,381

Net loss	—	—	—	—	—	—	—	(45,555)	(45,555)

Balance – September 30, 2024	—	$—	73,169	$7	26,831	$3	$1,032,917	$(563,101)	$469,826

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
(Unaudited)

	Class A Convertible Common Stock		Class A (fka Class C) Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2023	68,506	$7	4,663	$—	26,831	$3	$1,032,917	$(303,666)	$729,261

Net loss	—	—	—	—	—	—	—	(98,590)	(98,590)

Balance – March 31, 2023	68,506	7	4,663	—	26,831	3	1,032,917	(402,256)	630,671

Net loss	—	—	—	—	—	—	—	(41,435)	(41,435)

Balance – June 30, 2023	68,506	7	4,663	—	26,831	3	1,032,917	(443,691)	589,236

Net loss	—	—	—	—	—	—	—	(67,262)	(67,262)

Balance – September 30, 2023	68,506	$7	4,663	$—	26,831	$3	$1,032,917	$(510,953)	$521,974

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(151,294)	$(207,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities
Other receivable	—	42,424
Prepaid expenses and other current assets	109,685	46,989
Income taxes payable	(10,259)	(7,774)
Accrued expenses	19,533	(14,666)
Accounts payable – related party	90,000	90,000
Net cash provided by (used in) operating activities	57,665	(50,314)

Net Change in Cash and Cash Equivalents	57,665	(50,314)
Cash and cash equivalents – Beginning of period	1,072,630	1,149,157
Cash and cash equivalents – End of period	$1,130,295	$1,098,843

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$34,000	$40,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

PMV Consumer Acquisition Corp. (the “Company”) was incorporated in Delaware on March 18, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

Although the Company is not limited to a particular industry or sector for purposes of identifying a potential business opportunity and consummating a transaction, the Company intends to focus its search on business opportunities in the consumer products industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2024, the Company had not commenced any operations. All activity through September 30, 2024, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a potential business opportunity. It is unlikely that the Company will generate any operating revenues until after the completion of a transaction, at the earliest. The Company generates non-operating income in the form of interest income.

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 28, 2024, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future periods.

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

SEPTEMBER 30, 2024

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 340,245 shares of Class A common stock, since the warrants are contingent upon the occurrence of future events and average market price of the Company’s Class A common stock for the three and nine month periods ended September 30, 2024 and 2023, was below the Warrants’ $503.61 exercise price. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

As of September 30, 2024, the Company has two classes of shares that participate in earnings, which are referred to as Class A common stock (fka Class C common stock) and Class B convertible common stock (the “Founder Shares”). Earnings and losses are shared pro-rata between the two classes of shares. This presentation contemplates a transaction as the most likely outcome, in which case, all two classes of shares share pro rata in the income (loss) of the Company.

As of September 30, 2023, the Company had three classes of shares that participated in earnings, which are referred to as Class A convertible common stock (the “Common Stock”), Class B convertible common stock (the “Founder Shares”), and Class C common stock. Earnings and losses are shared pro-rata between the three classes of shares. This presentation contemplates a transaction as the most likely outcome, in which case, all three classes of shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net loss per share of common stock (in dollars, except share amounts):

	For the Three Months Ended September 30,
	2024			2023
	Class A convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock	Class A convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock
Basic net loss per share of common stock
Numerator:
Allocation of net loss	$—	$(33,332)	$(12,223)	$(46,078)	$(3,136)	$(18,047)
Denominator:
Basic weighted average shares outstanding	—	73,169	26,831	68,506	4,663	26,831

Basic net loss per share of common stock	$—	$(0.46)	$(0.46)	$(0.67)	$(0.67)	$(0.67)

	For the Nine Months Ended September 30,
	2024			2023
	Class A convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock	Class A convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock
Basic net loss per share of common stock
Numerator:
Allocation of net loss	$—	$(110,700)	$(40,594)	$(142,003)	$(9,666)	$(55,618)
Denominator:
Basic weighted average shares outstanding	—	73,169	26,831	68,506	4,663	26,831

Basic net loss per share of common stock	$—	$(1.51)	$(1.51)	$(2.07)	$(2.07)	$(2.07)

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

(Unaudited)

NOTE 3. RELATED PARTY TRANSACTIONS (CONT.)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended September 30, 2024 and 2023, the Company incurred fees for these services of $30,000 and $30,000, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred fees for these services of $90,000 and $90,000, respectively. Administrative support fees included in accounts payable – related party in the accompanying unaudited condensed balance sheets at September 30, 2024 and December 31, 2023, were $482,000 and $392,000, respectively.

Cash and Cash Equivalents

At September 30, 2024 and December 31, 2023, the Company held $1,109,990 and $1,067,915, respectively, in the Gabelli U.S. Treasury Money Market Fund, which is recorded in cash and cash equivalents on the condensed balance sheets. The Gabelli U.S. Treasury Money Market Fund is an open-ended money market fund with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on this investment is held constant at $1.00 per unit.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 5. STOCKHOLDER’S EQUITY

Preferred Stock — At inception, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 20,000,000 shares of preferred stock with a par value of $0.0001. On April 30, 2024, the Company amended the Certificate of Incorporation to authorize 460,000 shares of preferred stock with a par value of $0.0001. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

At September 30, 2024 and December 31, 2023, there were no authorized shares of Class A convertible common stock, 73,169 shares of Class A common stock (fka Class C common stock) issued and outstanding, and 26,831 shares of Class B convertible common stock issued and outstanding.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 5. STOCKHOLDER’S EQUITY (CONT.)

The below table outlines the Company’s capital structure as of September 30, 2024 and December 31, 2023:

	Share Class		Shares Outstanding
Registered*	Class A common (fka Class C common)	0.10%	96
Restricted**	Class A common (fka Class C common)	73.07%	73,073
Total Class A Common Shares		73.17%	73,169

Restricted**	Class A convertible common	—%	—
Restricted**	Class B convertible common	26.83%	26,831
Total Outstanding Shares		100.00%	100,000

*	Registered shares are not listed, and thus not freely tradeable.

**	Restricted shares are unregistered and not freely tradable and subject to individual legends and restrictions.

NOTE 6. INCOME TAX

The Company’s net deferred tax assets at September 30, 2024 and December 31, 2023, are as follows:

Deferred tax asset	September 30, 2024	December 31, 2023
Organizational costs/Start-up expenses	$432,880	$401,781
Federal Net Operating Loss	—	—
Total deferred tax asset	432,880	401,781
Valuation allowance	(432,880)	(401,781)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the three and nine months ended September 30, 2024 and 2023, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Federal
Current	$1,280	$8,077	$19,400	$8,627
Deferred	(10,583)	—	(31,099)	—
State
Current	$360	$12,947	$2,591	$23,599
Deferred	—	—	—	—
Change in valuation allowance	10,583	—	31,099	—
Income tax provision	$1,640	$21,024	$21,991	$32,226

As of September 30, 2024 and December 31, 2023, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

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

A reconciliation of the income tax rate to the Company’s effective tax rate for the nine months ended September 30, 2024 and 2023, is as follows:

	For the Nine Months Ended September 30,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	(2.0)%	(13.5)%
Permanent book/tax differences	(12.0)%	(25.9)%
Change in valuation allowance	(24.1)%	0.0%
Effective income tax rate	(17.0)%	(18.4)%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$1,750	$—	$1,750	$—

Derivative Warrant Liabilities – Private Placement Warrants	$1,230	$—	$1,230	$—

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$1,750	$—	$1,750	$—

Derivative Warrant Liabilities – Private Placement Warrants	$1,230	$—	$1,230	$—

The fair value of the Company’s Public Warrants at September 30, 2024 and December 31, 2023, is based on observable inputs. As of September 30, 2024 and December 31, 2023, the measurement of the Private Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2024, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a business opportunity with which to complete a transaction. We do not expect to generate any operating revenues until after the completion of a transaction. We generate non-operating income in the form of interest income on marketable securities held. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2024, we had a net loss of $45,555 and $151,294, respectively, which consists of interest income of $14,480 and $42,075, respectively, offset by general and administrative expenses of $50,395 and $148,092, respectively, franchise tax expense of $8,000 and $23,286, respectively, and provision for income taxes of $1,640 and $21,991, respectively.

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

As of September 30, 2024, we had cash and cash equivalents of $1,130,295. We intend to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

For the nine months ended September 30, 2024, cash provided by operating activities was $57,665. Net loss of $151,294 was affected by net increase of changes in operating assets and liabilities of $208,959.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

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

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of a transaction. Thereafter, on December 27, 2022, in accordance with the provisions of its charter, the Company announced the completion of the redemption of its outstanding shares of Class A convertible common stock subject to redemption (the “Class A IPO Shares”), which resulted in the forfeiture of the remaining $1,531,250 of deferred underwriting fees. Following the completion of the redemption of the Class A IPO Shares, the IPO Trust Account was terminated in complete liquidation of the assets held in trust, and the relevant provisions of the Company’s charter, including with respect to any business combination and the IPO Trust Account, were extinguished and are of no further legal force and effect. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to accumulated earnings (deficit) and the remaining balance of $309,312 was as a gain from extinguishment of liability allocated to warrant liabilities. As of September 30, 2024 and December 31, 2023, the deferred underwriting fee payable is $0.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no material changes to the critical accounting estimates during the quarter ended September 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through September 30, 2024, our efforts were limited to organizational activities, activities relating to our initial public offering and, since the initial public offering, the search for a business opportunity for which to consummate a transaction. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of September 30, 2024, we were not subject to any market or interest rate risk. The Company’s cash was invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As of September 30, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officers and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended September 30, 2024, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Holders of Class A common stock (fka Class C common stock) will not be entitled to vote on any election of directors we hold.

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

Although we initially intended to focus our search for a business opportunity in the consumer products industry, we are not limited to evaluating a business opportunity in any particular industry sector. As a result, there is no current basis to evaluate the possible merits or risks of any particular business opportunity. To the extent we complete a transaction, we may be affected by numerous risks inherent in the business opportunity. For example, if we pursue a business opportunity with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular business opportunity, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a business opportunity. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to you than a direct investment, if such opportunity were available, in a business opportunity.

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

Further, holders of our Founder Shares will be entitled to ten (10) votes for each Founder Share held at any annual or special meeting of stockholders or in the case of any written consent of stockholders in lieu of a meeting and for all purposes. Holders of our public shares will be entitled to one vote for each such share. Additionally, only holders of our Founder Shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors.

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

In the event we effect a business opportunity outside of the United States, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of currencies fluctuates and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any business opportunity and/or our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of a transaction, the cost of a transaction as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

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

As a result, included on our balance sheets as of September 30, 2024 and December 31, 2023, and contained elsewhere in this report, are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. The Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of September 30, 2024 and December 31, 2023, 26,831 (restated for reverse stock split) Founder Shares were issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

PMV Consumer Acquisition Corp.

Date: November 8, 2024	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Robert LaPenta, Jr.
	Name:	Robert LaPenta, Jr.
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 8, 2024	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)