Form 10-K
period 2024-12-31
PMV Consumer Acquisition Corp.
filed 2025-03-27
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was $0.

As of March 27, 2025, there were 73,169 shares of Class A common stock, par value $0.0001 per share, and 26,831 shares of Class B convertible common stock, par value $0.0001 per share.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated September 21, 2020, as filed with the Securities and Exchange Commission on September 22, 2020, pursuant to Rule 424(b)(4) (SEC File No. (333-241670) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business opportunity and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

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

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to PMV Consumer Acquisition Corp.

We are a shell company formed under the laws of the State of Delaware on March 18, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business opportunity with one or more businesses or entities (collectively, a “business opportunity”). Our efforts to identify a prospective business opportunity will not be limited to a particular industry or geographic location, although we are currently focusing our search for a business opportunity in the consumer products industry. We intend to effectuate a business opportunity using cash, our capital stock, debt or a combination of cash, stock and debt.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), blank check companies and other entities, domestic and international, competing for the types of business opportunities we intend to pursue. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, such business opportunities and/or operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous business opportunities we could potentially pursue, our ability to compete for such business opportunities will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing certain business opportunities.

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

While we expect to undertake any business opportunity so as to minimize taxes, a particular transaction could result in the imposition of substantial taxes. Additionally, depending on the date and size of a business opportunity, it is possible that at least 60% of our adjusted ordinary gross income may consist of personal holding company income. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our sponsor and certain tax-exempt organizations, pension funds, and charitable trusts, it is possible that more than 50% of our stock will be owned or deemed owned (pursuant to the constructive ownership rules) by such persons during the last half of a taxable year. Thus, no assurance can be given that we will not become a personal holding company or in the future. If we are or were to become a personal holding company in a given taxable year, we would be subject to an additional personal holding company tax, currently 20%, on our undistributed taxable income, subject to certain adjustments.

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

Any of the foregoing could have an adverse impact on our operations. However, our efforts in identifying prospective businesses opportunities will not be limited to consumer and consumer-related products and services industries. Accordingly, if we effect a business opportunity in another industry, some or all of these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate, none of which can be presently ascertained.

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

As a result, included on our balance sheets as of December 31, 2024 and 2023, and contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock and warrants are eligible for quotation on the Pink Tier of the OTC Markets Group under the symbols PMVC and PMVC.WS, respectively.

Holders

As of March 27, 2025, there was 1 holder of record of our Class A common stock, 1 holder of record of our Class B common stock, and 1 holder of record of our warrants. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

Overview

We are a shell company formed under the laws of the State of Delaware on March 18, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business opportunity with one or more businesses or entities. Our efforts to identify a prospective business opportunity will not be limited to a particular industry or geographic location, although we are currently focusing our search for a business opportunity in the consumer products industry. We intend to effectuate a business opportunity using cash, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2024, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a business opportunity for which to complete transaction. We do not expect to generate any operating revenues until after the completion of a transaction. We generate non-operating income in the form of interest income on marketable securities held. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net loss of $156,380, which consists of interest income of $55,916, offset by general and administrative expenses of $176,864, franchise tax expense of $5,286 and provision for income taxes of $30,146.

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

As of December 31, 2024, we had cash and cash equivalents of $1,113,786. We intend to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

For the year ended December 31, 2024, cash provided by operating activities was $41,156. Net loss of $156,380 was affected by a net increase of changes in operating assets and liabilities of $197,536.

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

We did not have any off-balance sheet arrangements as of December 31, 2024.

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

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of a transaction. Thereafter, on December 27, 2022, in accordance with the provisions of its charter, the Company announced the completion of the redemption of its outstanding shares of Class A convertible common stock subject to redemption (the “Class A IPO Shares”), which resulted in the forfeiture of the remaining $1,531,250 of deferred underwriting fees. Following the completion of the redemption of the Class A IPO Shares, the IPO Trust Account was terminated in complete liquidation of the assets held in trust, and the relevant provisions of the Company’s charter, including with respect to any business combination and the IPO Trust Account, were extinguished and are of no further legal force and effect. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to accumulated earnings (deficit) and the remaining balance of $309,312 was as a gain from extinguishment of liability allocated to warrant liabilities. As of December 31, 2024 and 2023, the deferred underwriting fee payable is $0.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through December 31, 2024, our efforts were limited to organizational activities, activities relating to our initial public offering and, since the initial public offering, the search for a business opportunity for which to consummate a transaction. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of December 31, 2024, we were not subject to any market or interest rate risk. The Company’s cash was invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As of December 31, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officers and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2024.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Executive Officers
Marc Gabelli	56	Chairman of the Board and Co-Chief Executive Officer
Robert LaPenta, Jr.	56	Co-Chief Executive Officer
Joseph A. Gabelli	42	Co-President
Timothy Foufas	56	Co-President
Nathan G. Miller	46	Chief Financial Officer
John N. Givissis	60	Senior Vice President and Chief Accounting Officer
Non-Executive Officers
Pei-Yu “Sandra” Yu	55	Executive Vice President and Chief Operating Officer
Jeffrey M. Illustrato	42	Senior Vice President and Chief Administrative Officer
Manjit S. Kalha	49	Executive Vice President, Finance
Directors
Susan V. Watson	72	Director (Independent)
Daniel E. Zucchi	83	Director (Independent)
P. Kasper Jakobsen	61	Director

Marc Gabelli has served as Chairman of the Board of Directors and Co-Chief Executive Officer since August 2022. Mr. Gabelli is the President of GGCP, Inc. the parent company of Associated Capital Group, Inc. (NYSE: AC), which formed the Company’s sponsor, PMV Consumer Acquisition Holding Company, LLC. Mr. Gabelli served as President of AC from its formation until November 2016 and has served as a director since May 2017. Mr. Gabelli also served as a director of GAMCO Investors, Inc. from November 2014 until May 2016. Mr. Gabelli has served as President of GGCP since 1999 and as a director since 1994. Mr. Gabelli has been Chairman of Teton Advisers, Inc. (OTC:TETA) since January 2018 and LGL Group, Inc. (NYSE American: LGL) since 2017, and Co-Chair of Gabelli Merger Plus+ Trust PLC (LSE: GMP) since 2017. Mr. Gabelli also has been Managing Partner of Horizon Research of New Delhi India since 2012, and Director and Managing Partner of Swiss based GGCP and GAMA Funds Holdings GmbH since 2010. He also has been Chair and Chief Executive of Gabelli & Partners Italia S.r.L. and Gabelli Value for Italy S.p.A., a Milan stock exchange listed special purpose acquisition corporation, since 2018. Mr. Gabelli served as Chief Executive Officer, Chairman and as a director of LGL Systems Acquisition Corp. (“LGL SPAC”), a special purpose acquisition corporation listed on the NYSE, from September 2019 until August 2021 (the close of LGL SPAC’s business combination with IronNet, Inc.). As a fund manager since 1990, Mr. Gabelli’s focus is global value investments with portfolio assignments including alternative and traditional asset management. He manages alternative investment portfolios and investment companies trading on the London Stock Exchange. He has managed several Morningstar five star mutual funds and a Lipper #1 ranked global equity mutual fund. In corporate matters, he has assisted on group restructurings, including GAMCO’s initial public offering and the subsequent formation of AC. He built the hedge fund platform of AC’s wholly-owned subsidiary, Gabelli & Partners, LLC, and expanded the business internationally, opening the GAMCO London and Tokyo offices. In 2001, he also formed and served as General Partner of OpNet Partners, a Gabelli venture capital fund focused on optical networking technologies. He is also a Director of LICT Corporation (OTC: LICT). Mr. Gabelli is active in a variety of charitable educational efforts in the United States, Europe and the United Kingdom. Mr. Gabelli began his career in equity research and arbitrage for Lehman Brothers International. He is a member of the New York Society of Security Analysts. He received an M.B.A. from the Massachusetts Institute of Technology and is a graduate of Harvard University, with a Master’s degree in Government, and Boston College, with a Bachelor’s degree in economics. Mr. Gabelli brings to the Board his management skills and expertise in finance, investment and merger and acquisition matters.

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

Audit Committee

Effective September 21, 2020, we established an audit committee of the board of directors, which presently consists of Susan V. Watson and Daniel E. Zucchi, each of whom is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

During the fiscal year ended December 31, 2024, our audit committee held four meetings. Each of our audit committee members attended such meeting.

Financial Experts on Audit Committee

The board of directors has determined that Susan V. Watson qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective September 21, 2020, we established a nominating committee of the board of directors, which presently consists of Susan V. Watson and Daniel E. Zucchi, each of whom is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

During the fiscal year ended December 31, 2024, our nominating committee did not hold any meetings.

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

Compensation Committee

Effective September 21, 2020, we established a compensation committee of the board of directors, which presently consists of Susan V. Watson and Daniel E. Zucchi, each of whom is an independent director. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

During the fiscal year ended December 31, 2024, our compensation committee did not hold any meetings.

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

	Amount and		Approximate
	Nature of		Percentage of
	Beneficial		Outstanding
Name and Address of Beneficial Owner(1)	Ownership		Shares
PMV Consumer Acquisition Holding Company, LLC	100,000	(2)	100%
PMV Consumer Delaware Management Partners, LLC	100,000	(2)	100%
All directors and executive officers as a group (nine individuals)	100,000	(3)	100%

(1)	Unless otherwise indicated, the business address of each of the individuals is 249 Royal Palm Way, Suite 503, Palm Beach, FL 33480.

(2)	Interests shown consist of shares of Class A common stock and Class B convertible common stock. Represents shares held by our Sponsor, of which PMVC Delaware Management Partners, LLC is the manager. PMVC Delaware Management Partners, LLC is managed by a management board consisting of Marc Gabelli, Robert LaPenta, Jr., Nathan G. Miller, P. Kasper Jakobsen and Gabelli Investment Partners International LLC, with authority to approve actions of our Sponsor. Each management board member has one vote, and the approval of three of the five board members is required for approval of an action of the Sponsor. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based on the foregoing, no individual management board member exercises voting or dipositive control over any of the securities held by our Sponsor, even those in which he directly owns a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities.

(3)	Certain of our officers and directors, including all of our executive officers, and entities associated with them, hold equity interests in our Sponsor.

Equity Compensation Plans

As of December 31, 2024 and 2023, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, and other required filings with the SEC for the year ended December 31, 2024 and 2023 totaled $37,960 and $68,560, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for audit-related fees for the year ended December 31, 2024 and 2023.

Tax Fees. As of December 31, 2024 and 2023, we paid Withum $6,240 and $7,360, respectively, for tax planning and tax advice.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2024 and 2023.

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

Exhibit No.	Description
3.1	Certificate of Incorporation.*
3.2	Certificate of Amendment to Certificate of Incorporation*
3.3	Bylaws*
4.1	Specimen Unit Certificate.**
4.2	Specimen Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.***
4.5	Description of Registrant’s Securities.
10.1	Form of Letter Agreement from each of the Registrant’s initial stockholders, officers and directors.***
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.***
10.3	Registration Rights Agreement***
14	Code of Ethics.**
19.1	Insider Trading Policy
31.1	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Registrant’s Current Report Form S-1 filed on August 6, 2020. (SEC File No. 333-241670).

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on August 17, 2020 (SEC File Nos. 333-241670).

***	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 25, 2020.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMV Consumer Acquisition Corp.

Date: March 27, 2025	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 27, 2025	By:	/s/ Robert LaPenta, Jr.
	Name:	Robert LaPenta, Jr.
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 27, 2025	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marc Gabelli	Chairman and Co-Chief Executive Officer	March 27, 2025
Marc Gabelli	(Co-Principal Executive Officer)

/s/ Robert LaPenta, Jr.	Co-Chief Executive Officer	March 27, 2025
Robert LaPenta, Jr.	(Co-Principal Executive Officer)

/s/ Joseph A. Gabelli	Co-President	March 27, 2025
Joseph A. Gabelli

/s/ Timothy Foufas	Co-President	March 27, 2025
Timothy Foufas

/s/ Nathan G. Miller	Chief Financial Officer	March 27, 2025
Nathan G. Miller

/s/ John N. Givissis	Senior Vice President and Chief Accounting Officer	March 27, 2025
John N. Givissis	(Principal accounting and financial officer)

/s/ Susan V. Watson	Director	March 27, 2025
Susan V. Watson

/s/ Daniel E. Zucchi	Director	March 27, 2025
Daniel E. Zucchi

/s/ P. Kasper Jakobsen	Director	March 27, 2025
P. Kasper Jakobsen

PMV CONSUMER ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of

PMV Consumer Acquisition Corp:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PMV Consumer Acquisition Corp (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in stockholder’s equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 27, 2025

PCAOB Number 100

PMV CONSUMER ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$1,113,786	$1,072,630
Prepaid expenses and other current assets	11,989	129,474
TOTAL ASSETS	$1,125,775	$1,202,104

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$139,755	$175,745
Accounts payable – related party	512,000	392,000
Income taxes payable	6,300	10,259
Total current liabilities	658,055	578,004

Derivative warrant liabilities	2,980	2,980
Total Liabilities	661,035	580,984

Commitments and contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 460,000 shares authorized; none issued or outstanding	—	—
Class A common stock (fka Class C common stock), $0.0001 par value; 570,000 shares authorized; 73,169 shares issued and outstanding	7	7
Class B convertible common stock, $0.0001 par value; 230,000 shares authorized; 26,831 shares issued and outstanding	3	3
Additional paid-in capital	1,032,917	1,032,917
Accumulated deficit	(568,187)	(411,807)
Total Stockholder’s Equity	464,740	621,120
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,125,775	$1,202,104

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023
General and administrative expenses	$176,864	$256,691
Franchise tax expense	5,286	13,200
Loss from operations	(182,150)	(269,891)

Other income:
Interest earned on money market account	55,916	51,915
Fair value adjustment on derivative warrant liabilities	—	146,020
Other income	55,916	197,935

Loss before provision for income taxes	(126,234)	(71,956)
Provision for income taxes	(30,146)	(36,185)
Net loss	$(156,380)	$(108,141)

Weighted average shares outstanding, of Class A convertible common stock, basic and diluted	—	57,214

Basic and diluted net loss per share, Class A convertible common stock	$—	$(1.08)

Weighted average shares outstanding, of Class A common stock (fka Class C common stock), basic and diluted	73,169	15,955

Basic and diluted net loss per share, Class A common stock (fka Class C common stock)	$(1.56)	$(1.08)

Weighted average shares outstanding, of Class B convertible common stock, basic and diluted	26,831	26,831

Basic and diluted net loss per share, Class B convertible common stock	$(1.56)	$(1.08)

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A Convertible		Class A (fka Class C)		Class B Convertible		Additional		Total
	Common Stock		Common Stock		Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance – January 1, 2023	68,506	$7	4,663	$—	26,831	$3	$1,032,917	$(303,666)	$729,261

Class A convertible common stock converted to Class A common stock (fka Class C common stock) (Note 1)	(68,506)	(7)	68,506	7	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	(108,141)	(108,141)

Balance – December 31, 2023	—	$—	73,169	$7	26,831	$3	$1,032,917	$(411,807)	$621,120

Net loss	—	—	—	—	—	—	—	(156,380)	(156,380)

Balance – December 31, 2024	—	$—	73,169	$7	26,831	$3	$1,032,917	$(568,187)	$464,740

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(156,380)	$(108,141)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivative warrant liabilities	—	(146,020)
Changes in operating assets and liabilities
Other receivable	—	42,424
Prepaid expenses and other current assets	117,485	46,989
Income taxes payable	(3,959)	(19,933)
Accrued expenses	(35,990)	(11,846)
Accounts payable – related party	120,000	120,000
Net cash provided by (used in) operating activities	41,156	(76,527)

Net Change in Cash and Cash Equivalents	41,156	(76,527)
Cash and cash equivalents – Beginning of year	1,072,630	1,149,157
Cash and cash equivalents – End of year	$1,113,786	$1,072,630

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$34,105	$56,383

Non-cash investing and financing activities:
Conversion of Class A convertible common stock to Class C common stock	$—	$7
Renaming of Class C common stock to Class A common stock	$—	$7

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

PMV Consumer Acquisition Corp. (the “Company”) was incorporated in Delaware on March 18, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business opportunity with one or more businesses or entities.

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

As of December 31, 2024, the Company had not commenced any operations. All activity through December 31, 2024, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a potential business opportunity. It is unlikely that the Company will generate any operating revenues until after the completion of a transaction, at the earliest. The Company generates non-operating income in the form of interest income.

The Company initially had until September 21, 2022 to complete a business combination (the “Combination Period”). On September 21, 2022, the Company held a special meeting of stockholders (the “Meeting”). The purpose of the Meeting was to approve the following amendments to the Company’s certificate of incorporation; to extend the date by which the Company had to consummate a business combination for one year, from September 21, 2022 to September 21, 2023, conditioned on the deposit of 200,000 shares of Class B convertible common stock (to be converted into Class C common stock) into the Company’s Trust Account (the “Trust Account”), to increase authorized stock from 86,000,000 to 120,000,000 shares, of which 100,000,000 shall be shares of common stock, consisting of 45,000,000 shares of Class A convertible common stock, 10,000,000 shares of Class B convertible common stock, 25,000,000 shares of Class C common stock and 20,000,000 shares of Special common stock, and 20,000,000 shall be shares of preferred stock; to permit the Company’s board of directors to create Special common stock in one or more series and to fix for each series the voting powers, designations, preferences, rights, qualifications, limitations and restrictions thereof; to provide for (i) the right of a holder of Class A convertible common stock to convert into Class C common stock on a one-for-one basis, (ii) the right of the Company to redeem Class A convertible common stock in exchange for a pro rata share of the net cash (and not stock) held in the Company’s Trust Account, unless the holder elects to receive Class C common stock issued on a one-for-one basis, plus a pro rata share of any stock held in the Trust Account, and (iii) upon such redemption the extinguishment of the legal force and effect of the business combination and Trust Account provisions contained in paragraphs A through I of Article Sixth of the charter; to (i) eliminate the Class B convertible common stock anti-dilution provisions that require adjustment to maintain the specified 20% class ownership, and (ii) provide for the right of a holder of Class B convertible common stock to convert into Class C common stock on a one-for-one basis. All such amendments were approved at the Meeting. On September 27, 2022, the Sponsor (the “Sponsor”) contributed to the Company for purposes of making a deposit into the Company’s Trust Account of an aggregate of 200,000 shares of Class B convertible common stock (to be converted into Class C common stock) to extend the date by which the Company had to consummate a business combination for one year, from September 21, 2022 to September 21, 2023.

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
DECEMBER 31, 2024

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

On September 29, 2023, the Sponsor elected to voluntarily convert all of its shares of Class A convertible common stock into shares of Class C common stock (the “Class C Conversion”). Following this conversion, which occurred on November 1, 2024, the Sponsor owned 1,175,000 shares of Class B convertible common stock and 3,204,200 shares of Class C Common Stock.

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

On March 12, 2024 (the “Effective Date”), the Reverse Stock Split was declared effective. As a result of the Reclassification and the Reverse Stock Split, approximately 26,831 shares of Class B convertible common stock are in issue and outstanding and approximately 73,169 shares of Class A common stock are in issue and outstanding as of the Effective Date. Accordingly, earnings per share reported for prior periods in the financial statements have been restated to reflect the retroactive effect of the reverse stock split.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 340,245 shares of Class A common stock, since the warrants are contingent upon the occurrence of future events and average market price of the Company’s Class A common stock for the years ended December 31, 2024 and 2023, was below the Warrants’ $503.61 exercise price. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

As of December 31, 2024, the Company has two classes of shares that participate in earnings, which are referred to as Class A common stock (fka Class C common stock) and Class B convertible common stock (the “Founder Shares”). Earnings and losses are shared pro-rata between the two classes of shares. This presentation contemplates a transaction as the most likely outcome, in which case, all two classes of shares share pro rata in the income (loss) of the Company.

As of December 31, 2023, the Company had three classes of shares that participated in earnings, which are referred to as Class A convertible common stock (the “Common Stock”), Class B convertible common stock (the “Founder Shares”), and Class C common stock. Earnings and losses are shared pro-rata between the three classes of shares. This presentation contemplates a transaction as the most likely outcome, in which case, all three classes of shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net loss per share of common stock (in dollars, except share amounts):

	For the Years Ended December 31,
	2024			2023
	Class A convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock	Class A convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock
Basic net loss per share of common stock
Numerator:
Allocation of net loss	$—	$(114,421)	$(41,959)	$(61,871)	$(17,254)	$(29,016)
Denominator:
Basic weighted average shares outstanding	—	73,169	26,831	57,214	15,955	26,831

Basic net loss per share of common stock	$—	$(1.56)	$(1.56)	$(1.08)	$(1.08)	$(1.08)

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements. The new standard will require enhanced disclosures about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period, including for companies with a single reportable segment. The standard became effective for the Company for the fiscal year ended December 31, 2024, refer to Note 8 for more information.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 3. RELATED PARTY TRANSACTIONS (CONT.)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For each of the years ended December 31, 2024 and 2023, the Company incurred fees for these services of $120,000 and $120,000 respectively. Administrative support fees included in accounts payable – related party in the accompanying balance sheets at December 31, 2024 and 2023, were $512,000 and $392,000, respectively.

Cash and Cash Equivalents

At December 31, 2024 and 2023, the Company held $1,083,831 and $1,067,915, respectively, in the Gabelli U.S. Treasury Money Market Fund, which is recorded in cash and cash equivalents on the balance sheets. The Gabelli U.S. Treasury Money Market Fund is an open-ended money market fund with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on this investment is held constant at $1.00 per unit.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the ongoing Russian conflict with Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for a business opportunity and any target business with which the Company may ultimately consummate a business opportunity.

NOTE 5. STOCKHOLDER’S EQUITY

Preferred Stock — At inception, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 20,000,000 shares of preferred stock with a par value of $0.0001. On April 30, 2024, the Company amended the Certificate of Incorporation to authorize 460,000 shares of preferred stock with a par value of $0.0001. At December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

At December 31, 2024 and 2023, there were no authorized shares of Class A convertible common stock, 73,169 shares of Class A common stock (fka Class C common stock) issued and outstanding, and 26,831 shares of Class B convertible common stock issued and outstanding.

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

The below table outlines our capital structure as of December 31, 2024 and 2023:

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 6. INCOME TAXES

The Company’s net deferred tax assets at December 31, 2024 and 2023, are as follows:

Deferred tax asset	2024	2023
Organizational costs/Start-up expenses	$438,922	$401,781
Federal Net Operating Loss	—	—
Total deferred tax asset	438,922	401,781
Valuation allowance	(438,922)	(401,781)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the years ended December 31, 2024 and 2023, consists of the following:

Federal	2024	2023
Current	$25,700	$11,133
Deferred	(37,141)	(53,905)
State
Current	$4,446	$25,052
Deferred	—	—
Change in valuation allowance	37,141	53,905
Income tax provision	$30,146	$36,185

As of December 31, 2024 and 2023, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

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

A reconciliation of the income tax rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023, is as follows:

	As of December 31, 2024	As of December 31, 2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	(3.4)%	5.5%
Permanent book/tax differences	(12.2)%	42.6%
Change in valuation allowance	(28.7)%	(74.9)%
Effective income tax rate	(23.3)%	(5.8)%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$1,750	$—	$1,750	$—

Derivative Warrant Liabilities – Private Placement Warrants	$1,230	$—	$1,230	$—

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$1,750	$—	$1,750	$—

Derivative Warrant Liabilities – Private Placement Warrants	$1,230	$—	$1,230	$—

The fair value of the Company’s Public Warrants at December 31, 2024 and 2023, is based on observable inputs. As of December 31, 2024 and 2023, the measurement of the Private Warrants is classified as Level 2 due to the use of an observable market quote for a similar asset.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CDOM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

The key measures of segment profit or loss reviewed by the CODM is net income or loss, including formation and general and administrative costs. Formation and general and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination. The CODM also reviews Formation and general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CDOM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.