Form 10-Q
period 2025-03-31
PMV Consumer Acquisition Corp.
filed 2025-05-14
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 14, 2025, there were 73,169 shares of Class A common stock, par value $0.0001 per share, and 26,831 shares of Class B convertible common stock, par value $0.0001 per share.

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,103,741	$1,113,786
Prepaid expenses and other current assets	10,489	11,989
TOTAL ASSETS	$1,114,230	$1,125,775

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$143,554	$139,755
Accounts payable – related party	542,000	512,000
Income taxes payable	8,270	6,300
Total current liabilities	693,824	658,055

Derivative warrant liabilities	2,980	2,980
Total Liabilities	696,804	661,035

Commitments and contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 460,000 shares authorized; none issued or outstanding	—	—
Class A common stock (fka Class C common stock), $0.0001 par value; 570,000 shares authorized; 73,169 shares issued and outstanding as of March 31, 2025 and December 31, 2024	7	7
Class B convertible common stock, $0.0001 par value; 230,000 shares authorized; 26,831 shares issued and outstanding as of March 31, 2025 and December 31, 2024	3	3
Additional paid-in capital	1,032,917	1,032,917
Accumulated deficit	(615,501)	(568,187)
Total Stockholder’s Equity	417,426	464,740
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,114,230	$1,125,775

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
General and administrative expenses	$54,714	$54,777
Franchise tax expense	1,500	5,286
Loss from operations	(56,214)	(60,063)

Other income:
Interest earned on money market account	10,870	13,199
Other income	10,870	13,199

Loss before provision for income taxes	(45,344)	(46,864)
Provision for income taxes	(1,970)	(30,519)
Net loss	$(47,314)	$(77,383)

Weighted average shares outstanding, of Class A common stock (fka Class C common stock), basic and diluted	73,169	73,169

Basic and diluted net loss per share, Class A common stock (fka Class C common stock)	$(0.47)	$(0.77)

Weighted average shares outstanding, of Class B convertible common stock, basic and diluted	26,831	26,831

Basic and diluted net loss per share, Class B convertible common stock	$(0.47)	$(0.77)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Class A (fka Class C) Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2025	73,169	$7	26,831	$3	$1,032,917	$(568,187)	$464,740

Net loss	—	—	—	—	—	(47,314)	(47,314)

Balance – March 31, 2025	73,169	$7	26,831	$3	$1,032,917	$(615,501)	$417,426

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(Unaudited)

	Class A (fka Class C) Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2024	73,169	$7	26,831	$3	$1,032,917	$(411,807)	$621,120

Net loss	—	—	—	—	—	(77,383)	(77,383)

Balance – March 31, 2024	73,169	$7	26,831	$3	$1,032,917	$(489,190)	$543,737

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(47,314)	$(77,383)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,500	111,435
Income taxes payable	1,970	30,519
Accrued expenses	3,799	4,226
Accounts payable – related party	30,000	30,000
Net cash (used in) provided by operating activities	(10,045)	98,797

Net Change in Cash and Cash Equivalents	(10,045)	98,797
Cash and cash equivalents – Beginning of period	1,113,786	1,072,630
Cash and cash equivalents – End of period	$1,103,741	$1,171,427

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity through March 31, 2025, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a potential business opportunity. It is unlikely that the Company will generate any operating revenues until after the completion of a transaction, at the earliest. The Company generates non-operating income in the form of interest income.

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

MARCH 31, 2025

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 27, 2025, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

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

MARCH 31, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025, and December 31, 2024, cash and cash equivalents consist of an affiliated money market mutual fund, the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. Government.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 340,245 shares of Class A common stock (fka Class C common stock), since the warrants are contingent upon the occurrence of future events and average market price of the Company’s Class A common stock (fka Class C common stock) for the three month periods ended March 31, 2025 and 2024, was below the Warrants’ $503.61 exercise price. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

As of March 31, 2025, the Company has two classes of shares that participate in earnings, which are referred to as Class A common stock (fka Class C common stock) and Class B convertible common stock (the “Founder Shares”). Earnings and losses are shared pro-rata between the two classes of shares. This presentation contemplates a transaction as the most likely outcome, in which case, all two classes of shares share pro rata in the loss of the Company.

The following tables reflect the calculation of basic and diluted net loss per share of common stock (in dollars, except share amounts):

	For the Three Months Ended March 31,
	2025		2024
	Class A common stock (fka Class C common stock)	Class B convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock
Basic net loss per share of common stock
Numerator:
Allocation of net loss	$(34,619)	$(12,695)	$(56,620)	$(20,763)
Denominator:
Basic weighted average shares outstanding	73,169	26,831	73,169	26,831

Basic net loss per share of common stock	$(0.47)	$(0.47)	$(0.77)	$(0.77)

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 3. RELATED PARTY TRANSACTIONS (CONT.)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2025 and 2024, the Company incurred fees for these services of $30,000 and $30,000, respectively. Administrative support fees included in accounts payable – related party in the accompanying condensed balance sheets at March 31, 2025 (unaudited) and December 31, 2024, were $542,000 and $512,000, respectively.

Cash and Cash Equivalents

At March 31, 2025 and December 31, 2024, the Company invested $1,094,701 and $1,083,831, respectively, in the Gabelli U.S. Treasury Money Market Fund, an affiliated entity, which is recorded in cash and cash equivalents on the condensed balance sheets. The Gabelli U.S. Treasury Money Market Fund is an open-ended money market fund with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on this investment is held constant at $1.00 per unit.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 5. STOCKHOLDER’S EQUITY

Preferred Stock — At inception, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 20,000,000 shares of preferred stock with a par value of $0.0001. On April 30, 2024, the Company amended the Certificate of Incorporation to authorize 460,000 shares of preferred stock with a par value of $0.0001. At March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

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

At March 31, 2025 and December 31, 2024, there were 73,169 shares of Class A common stock (fka Class C common stock) issued and outstanding, and 26,831 shares of Class B convertible common stock issued and outstanding.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 5. STOCKHOLDER’S EQUITY (CONT.)

The below table outlines the Company’s capital structure as of March 31, 2025 and December 31, 2024:

	Share Class		Shares Outstanding
Registered*	Class A common (fka Class C common)	0.10%	96
Restricted**	Class A common (fka Class C common)	73.07%	73,073
Total Class A Common Shares		73.17%	73,169

Restricted**	Class A convertible common	—%	—
Restricted**	Class B convertible common	26.83%	26,831
Total Outstanding Shares		100.00%	100,000

*	Registered shares are not listed, and thus not freely tradeable.

**	Restricted shares are unregistered and not freely tradable and subject to individual legends and restrictions.

NOTE 6. INCOME TAX

The Company’s net deferred tax assets at March 31, 2025 and December 31, 2024, are as follows:

Deferred tax asset	March 31, 2025	December 31, 2024
Organizational costs/Start-up expenses	$450,412	$438,922
Federal Net Operating Loss	—	—
Total deferred tax asset	450,412	438,922
Valuation allowance	(450,412)	(438,922)
Deferred tax asset, net of allowance	$—	$—

As of March 31, 2025 and December 31, 2024, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

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

The income tax provision for the three months ended March 31, 2025 and 2024, consists of the following:

Federal	March 31, 2025	March 31, 2024
Current	$1,970	$27,842
Deferred	(11,490)	(11,503)
State
Current	—	2,677
Deferred	—	—
Change in valuation allowance	11,490	11,503
Income tax provision	$1,970	$30,519

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 6. INCOME TAX (CONT.)

A reconciliation of the income tax rate to the Company’s effective tax rate for the three months ended March 31, 2025 and 2024, is as follows:

	For the Three Months Ended March 31,
	2025	2024
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	5.5%
Permanent book/tax differences	0.0%	0.0%
Change in valuation allowance	(25.3)%	13.9%
Effective income tax rate	(4.3)%	40.4%

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$1,750	$—	$1,750	$—

Derivative Warrant Liabilities – Private Placement Warrants	$1,230	$—	$1,230	$—

Description	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$1,750	$—	$1,750	$—

Derivative Warrant Liabilities – Private Placement Warrants	$1,230	$—	$1,230	$—

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 7. FAIR VALUE MEASUREMENTS (CONT.)

The fair value of the Company’s Public Warrants at March 31, 2025 and December 31, 2024, is based on observable inputs. As of March 31, 2025 and December 31, 2024, the measurement of the Private Warrants is classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

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

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statement of operations as net loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and total assets, which include the following:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,103,741	$1,113,786

	For the Three Months Ended March 31,
	2025	2024
General and administrative	$54,714	$54,777
Interest earned on money market account	$10,870	$13,199

The CODM reviews interest earned on money market account to measure and monitor stockholder value and determine the most effective strategy of investment.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business opportunity. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the loss of the segment are the same as those described in the summary of significant accounting policies.

All other segment items included in net loss are reported on the statement of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact, included in this Form 10-Q, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and/or the Company’s Form 10-K for the year ended December 31, 2024, filed on March 27, 2025, with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2025, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a business opportunity with which to complete a transaction. We do not expect to generate any operating revenues until after the completion of a transaction. We generate non-operating income in the form of interest income on marketable securities held. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net loss of $47,314, which consists of interest income of $10,870, offset by general and administrative expenses of $54,714, franchise tax expense of $1,500, and provision for income taxes of $1,970.

For the three months ended March 31, 2024, we had a net loss of $77,383, which consists of interest income of $13,199, offset by general and administrative expenses of $54,777, franchise tax expense of $5,286, and provision for income taxes of $30,519.

Liquidity and Capital Resources

To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a transaction, the remaining cash will be used as working capital to finance operations, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash and cash equivalents of $1,103,741. We intend to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

For the three months ended March 31, 2025, cash used in operating activities was $10,045. Net loss of $47,314 was affected by net increase of changes in operating assets and liabilities of $37,269.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025.

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

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of a transaction. Thereafter, on December 27, 2022, in accordance with the provisions of its charter, the Company announced the completion of the redemption of its outstanding shares of Class A convertible common stock subject to redemption (the “Class A IPO Shares”), which resulted in the forfeiture of the remaining $1,531,250 of deferred underwriting fees. Following the completion of the redemption of the Class A IPO Shares, the IPO Trust Account was terminated in complete liquidation of the assets held in trust, and the relevant provisions of the Company’s charter, including with respect to any business combination and the IPO Trust Account, were extinguished and are of no further legal force and effect. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to accumulated earnings (deficit) and the remaining balance of $309,312 was as a gain from extinguishment of liability allocated to warrant liabilities. As of March 31, 2025 and December 31, 2024, the deferred underwriting fee payable is $0.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no material changes to the critical accounting estimates during the quarter ended March 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through March 31, 2025, our efforts were limited to organizational activities, activities relating to our initial public offering and, since the initial public offering, the search for a business opportunity for which to consummate a transaction. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of March 31, 2025, we were not subject to any market or interest rate risk. The Company’s cash was invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As of March 31, 2025, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officers and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended March 31, 2025, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Form 10-K filed with the SEC on March 27, 2025, for the year ended December 31, 2024.

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

As a result, included on our balance sheets as of March 31, 2025 and December 31, 2024, and contained elsewhere in this report, are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. The Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of March 31, 2025 and December 31, 2024, 26,831 (restated for reverse stock split) Founder Shares were issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

PMV Consumer Acquisition Corp.

Date: May 14, 2025	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Robert LaPenta, Jr.
	Name:	Robert LaPenta, Jr.
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 14, 2025	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)