Form 10-Q
period 2025-06-30
PMV Consumer Acquisition Corp.
filed 2025-08-13
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 13, 2025, there were 73,169 shares of Class A common stock, par value $0.0001 per share, and 26,831 shares of Class B convertible common stock, par value $0.0001 per share.

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,085,428	$1,113,786
Prepaid expenses and other current assets	13,229	11,989
TOTAL ASSETS	$1,098,657	$1,125,775

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$139,605	$139,755
Accounts payable – related party	572,000	512,000
Income taxes payable	—	6,300
Total current liabilities	711,605	658,055

Derivative warrant liabilities	2,980	2,980
Total Liabilities	714,585	661,035

Commitments and contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 460,000 shares authorized; none issued or outstanding	—	—
Class A common stock (fka Class C common stock), $0.0001 par value; 570,000 shares authorized; 73,169 shares issued and outstanding as of June 30, 2025 and December 31, 2024	7	7
Class B convertible common stock, $0.0001 par value; 230,000 shares authorized; 26,831 shares issued and outstanding as of June 30, 2025 and December 31, 2024	3	3
Additional paid-in capital	1,032,917	1,032,917
Accumulated deficit	(648,855)	(568,187)
Total Stockholder’s Equity	384,072	464,740
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,098,657	$1,125,775

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
General and administrative expenses	$41,207	$42,920	$95,921	$97,697
Franchise tax expense	1,500	10,000	3,000	15,286
Loss from operations	(42,707)	(52,920)	(98,921)	(112,983)

Other income:
Interest income	11,443	14,396	22,313	27,595
Other income	11,443	14,396	22,313	27,595

Loss before provision for income taxes	(31,264)	(38,524)	(76,608)	(85,388)
Provision for income taxes	(2,090)	10,168	(4,060)	(20,351)
Net loss	$(33,354)	$(28,356)	$(80,668)	$(105,739)

Weighted average shares outstanding, of Class A common stock (fka Class C common stock), basic and diluted	73,169	73,169	73,169	73,169

Basic and diluted net loss per share, Class A common stock (fka Class C common stock)	$(0.33)	$(0.28)	$(0.81)	$(1.06)

Weighted average shares outstanding, of Class B convertible common stock, basic and diluted	26,831	26,831	26,831	26,831

Basic and diluted net loss per share, Class B convertible common stock	$(0.33)	$(0.28)	$(0.81)	$(1.06)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Class A (fka Class C) Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2025	73,169	$7	26,831	$3	$1,032,917	$(568,187)	$464,740

Net loss	—	—	—	—	—	(47,314)	(47,314)

Balance – March 31, 2025 (unaudited)	73,169	7	26,831	3	1,032,917	(615,501)	417,426

Net loss	—	—	—	—	—	(33,354)	(33,354)

Balance – June 30, 2025 (unaudited)	73,169	$7	26,831	$3	$1,032,917	$(648,855)	$384,072

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
(Unaudited)

	Class A (fka Class C) Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2024	73,169	$7	26,831	$3	$1,032,917	$(411,807)	$621,120

Net loss	—	—	—	—	—	(77,383)	(77,383)

Balance – March 31, 2024 (unaudited)	73,169	7	26,831	3	1,032,917	(489,190)	543,737

Net loss	—	—	—	—	—	(28,356)	(28,356)

Balance – June 30, 2024 (unaudited)	73,169	$7	26,831	$3	$1,032,917	$(517,546)	$515,381

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(80,668)	$(105,739)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,240)	108,045
Income taxes payable	(6,300)	(10,259)
Accrued expenses	(150)	7,723
Accounts payable – related party	60,000	60,000
Net cash (used in) provided by operating activities	(28,358)	59,770

Net Change in Cash and Cash Equivalents	(28,358)	59,770
Cash and cash equivalents – Beginning of period	1,113,786	1,072,630
Cash and cash equivalents – End of period	$1,085,428	$1,132,400
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,600	$34,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity through June 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a potential business opportunity. It is unlikely that the Company will generate any operating revenues until after the completion of a transaction, at the earliest. The Company generates non-operating income in the form of interest income.

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

JUNE 30, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

On December 27, 2022, the Company announced the completion of the redemption of its outstanding shares of Class A convertible common stock subject to redemption, totaling 2,046,609 shares issued in its IPO (the “Class A IPO Shares”), in accordance with the provision of its charter. Holders representing a total of 2,042,409 shares of the Class A IPO Shares called for redemption elected to receive a pro rata share of the cash, including the interest earned thereon net of interest that may be used by the Company to pay its taxes payable (and not any stock), held in the Company’s Trust Account. The $10.10 per share pro rata amount was calculated by dividing the number of Class A IPO Shares redeemed from each such holder by the total number of outstanding Class A IPO Shares. Holders representing a total of 4,200 shares of the Class A IPO Shares called for redemption elected to receive Class C common stock issued on a one-for-one basis for the number of Class A IPO Shares redeemed from each such holder, plus each such holder’s pro rata share of the 200,000 shares of Class C common stock held in the IPO Trust Account. The pro rata share of the Class C common stock held in the Trust Account was calculated by dividing the number of Class A IPO Shares redeemed from each such holder by the total number of Class A IPO Shares redeemed from all holders of Class A IPO Shares that elected to receive stock. The amount of cash that would otherwise have been paid to holders who redeemed for cash (totaling approximately $42,424) was released from the Trust Account and transferred to the Company. The Trust Account was terminated following the release of the cash and stock to holders of Class A IPO Shares in complete liquidation of the assets held in trust and accordingly the Company is no longer subject to the mandatory liquidation provisions. The 3,000,000 shares of Class A convertible common stock owned by the Sponsor were not redeemed and were expressly excluded from participating in, and were not otherwise entitled to, any of the cash and stock held in the Trust Account. The Class A IPO Shares redeemed are no longer deemed to be outstanding and all rights of the holders thereof as stockholders of the Company with respect to the Class A IPO Shares so redeemed have ceased. The Class C common stock received by holders who elected to receive stock has not been listed on a securities exchange. Following the redemption, the Company had outstanding 3,000,000 shares of Class A convertible common stock, 1,175,000 shares of Class B convertible common stock, 204,200 shares of Class C common stock, 8,750,000 public warrants and 6,150,000 private placement warrants, as well as approximately $1,149,000 of cash on hand available for working capital purposes.

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

JUNE 30, 2025

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

Liquidity and Going Concern

At June 30, 2025, the Company had cash and cash equivalents of $1,085,485. The Company intends to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

The Company does not believe they will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the estimate of the costs of identifying a business opportunity, undertaking in-depth due diligence and negotiating a transaction are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to a transaction. Moreover, the Company may need to obtain additional financing to complete a transaction, in which case the Company may issue additional equity securities or incur debt in connection with such transaction. In addition, following a transaction, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 27, 2025, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

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

JUNE 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025, and December 31, 2024, cash and cash equivalents consist of an affiliated money market mutual fund, the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. Government.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants classified as liabilities are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 340,245 shares of Class A common stock (fka Class C common stock), since the warrants are contingent upon the occurrence of future events and average market price of the Company’s Class A common stock (fka Class C common stock) for the three and six month periods ended June 30, 2025 and 2024 was below the Warrants’ $503.61 exercise price. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

As of June 30, 2025, the Company has two classes of shares that participate in earnings, which are referred to as Class A common stock (fka Class C common stock) and Class B convertible common stock (the “Founder Shares”). Earnings and losses are shared pro-rata between the two classes of shares. This presentation contemplates a transaction as the most likely outcome, in which case, all two classes of shares share pro rata in the loss of the Company.

The following tables reflect the calculation of basic and diluted net loss per share of common stock (in dollars, except share amounts):

	For the Three Months Ended June 30,
	2025		2024
	Class A common stock (fka Class C common stock)	Class B convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock
Basic net loss per share of common stock
Numerator:
Allocation of net loss	$(24,405)	$(8,949)	$(20,748)	$(7,608)
Denominator:
Basic weighted average shares outstanding	73,169	26,831	73,169	26,831

Basic net loss per share of common stock	$(0.33)	$(0.33)	$(0.28)	$(0.28)

	For the Six Months Ended June 30,
	2025		2024
	Class A common stock (fka Class C common stock)	Class B convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock
Basic net loss per share of common stock
Numerator:
Allocation of net loss	$(59,024)	$(21,644)	$(77,368)	$(28,371)
Denominator:
Basic weighted average shares outstanding	73,169	26,831	73,169	26,831

Basic net loss per share of common stock	$(0.81)	$(0.81)	$(1.06)	$(1.06)

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

JUNE 30, 2025

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended June 30, 2025 and 2024, the Company incurred fees for these services of $30,000 and $30,000, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred fees for these services $60,000 and $60,000, respectively. Administrative support fees included in accounts payable – related party in the accompanying condensed balance sheets at June 30, 2025 (unaudited) and December 31, 2024, were $572,000 and $512,000, respectively.

Cash and Cash Equivalents

At June 30, 2025 and December 31, 2024, the Company invested $1,081,144 and $1,083,831, respectively, in the Gabelli U.S. Treasury Money Market Fund, an affiliated entity, which is recorded in cash and cash equivalents on the condensed balance sheets. The Gabelli U.S. Treasury Money Market Fund is an open-ended money market fund with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on this investment is held constant at $1.00 per unit.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 5. STOCKHOLDER’S EQUITY

Preferred Stock — At inception, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 20,000,000 shares of preferred stock with a par value of $0.0001. On April 30, 2024, the Company amended the Certificate of Incorporation to authorize 460,000 shares of preferred stock with a par value of $0.0001. At June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

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

At June 30, 2025 and December 31, 2024, there were 73,169 shares of Class A common stock (fka Class C common stock) issued and outstanding, and 26,831 shares of Class B convertible common stock issued and outstanding.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 5. STOCKHOLDER’S EQUITY (CONT.)

The below table outlines the Company’s capital structure as of June 30, 2025 and December 31, 2024:

	Share Class		Shares Outstanding
Registered*	Class A common (fka Class C common)	0.10%	96
Restricted**	Class A common (fka Class C common)	73.07%	73,073
Total Class A Common Shares		73.17%	73,169

Restricted**	Class A convertible common	—%	—
Restricted**	Class B convertible common	26.83%	26,831
Total Outstanding Shares		100.00%	100,000

*	Registered shares are not listed, and thus not freely tradeable.

**	Restricted shares are unregistered and not freely tradable and subject to individual legends and restrictions.

NOTE 6. INCOME TAX

The Company’s net deferred tax assets at June 30, 2025 and December 31, 2024, are as follows:

Deferred tax asset	June 30, 2025	December 31, 2024
Organizational costs/Start-up expenses	$459,066	$438,922
Federal Net Operating Loss	—	—
Total deferred tax asset	459,066	438,922
Valuation allowance	(459,066)	(438,922)
Deferred tax asset, net of allowance	$—	$—

As of June 30, 2025 and December 31, 2024, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

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

The income tax provision for the three and six months ended June 30, 2025 and 2024, consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Federal
Current	$2,090	$(9,722)	$4,060	$18,120
Deferred	(8,653)	(9,013)	(20,143)	(20,516)
State
Current	—	(446)	—	2,231
Deferred	—	—	—	—
Change in valuation allowance	8,653	9,013	20,143	20,516
Income tax provision	$2,090	$(10,168)	$4,060	$20,351

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 6. INCOME TAX (CONT.)

A reconciliation of the income tax rate to the Company’s effective tax rate for the six months ended June 30, 2025 and 2024, is as follows:

	For the Six Months Ended June 30,
	2025	2024
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	5.5%
Permanent book/tax differences	14.5%	0.0%
Change in valuation allowance	(44.4)%	64.8%
Effective income tax rate	(8.9)%	91.3%

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	June 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$1,750	$—	$1,750	$—

Derivative Warrant Liabilities – Private Placement Warrants	$1,230	$—	$1,230	$—

Description	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$1,750	$—	$1,750	$—

Derivative Warrant Liabilities – Private Placement Warrants	$1,230	$—	$1,230	$—

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 7. FAIR VALUE MEASUREMENTS (CONT.)

The fair value of the Company’s Public Warrants at June 30, 2025 and December 31, 2024, is based on observable inputs. As of June 30, 2025 and December 31, 2024, the measurement of the Private Warrants is classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the six months ended June 30, 2025 or the year ended December 31, 2024.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statements of operations as net loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and total assets, which include the following:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,085,428	$1,113,786

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

General and administrative	$41,207	$42,920	$95,921	$97,697
Interest earned on money market account	$11,443	$14,396	$22,313	$27,595

The CODM reviews interest earned on money market account to measure and monitor stockholder value and determine the most effective strategy of investment.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business opportunity. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the loss of the segment are the same as those described in the summary of significant accounting policies.

All other segment items included in net loss are reported on the statements of operations and described within their respective disclosures.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2025, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a business opportunity with which to complete a transaction. We do not expect to generate any operating revenues until after the completion of a transaction. We generate non-operating income in the form of interest income on marketable securities held. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2025, we had a net loss of $33,354 and $80,668, respectively, which consists of interest income of $11,443 and $22,313, respectively, offset by general and administrative expenses of $41,207 and $95,921, respectively, franchise tax expense of $1,500 and $3,000, respectively, and provision for income taxes of $2,090 and $4,060, respectively.

For the three and six months ended June 30, 2024, we had a net loss of $28,356 and $105,739, respectively, which consists of interest income of $14,396 and $27,595, respectively, offset by general and administrative expenses of $42,920 and $97,697, respectively, franchise tax expense of $10,000 and $15,286, respectively, and provision for income taxes of $(10,168) and $20,351, respectively.

Liquidity and Capital Resources

To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a transaction, the remaining cash will be used as working capital to finance operations, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash and cash equivalents of $1,085,485. We intend to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

For the six months ended June 30, 2025, cash used in operating activities was $28,358. Net loss of $80,668 was affected by net increase of changes in operating assets and liabilities of $52,310.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025.

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

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of a transaction. Thereafter, on December 27, 2022, in accordance with the provisions of its charter, the Company announced the completion of the redemption of its outstanding shares of Class A convertible common stock subject to redemption (the “Class A IPO Shares”), which resulted in the forfeiture of the remaining $1,531,250 of deferred underwriting fees. Following the completion of the redemption of the Class A IPO Shares, the IPO Trust Account was terminated in complete liquidation of the assets held in trust, and the relevant provisions of the Company’s charter, including with respect to any business combination and the IPO Trust Account, were extinguished and are of no further legal force and effect. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to accumulated earnings (deficit) and the remaining balance of $309,312 was as a gain from extinguishment of liability allocated to warrant liabilities. As of June 30, 2025 and December 31, 2024, the deferred underwriting fee payable is $0.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no material changes to the critical accounting estimates during the quarter ended June 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through June 30, 2025, our efforts were limited to organizational activities, activities relating to our initial public offering and, since the initial public offering, the search for a business opportunity for which to consummate a transaction. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of June 30, 2025, we were not subject to any market or interest rate risk. The Company’s cash was invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As of June 30, 2025, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officers and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended June 30, 2025, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result, included on our balance sheets as of June 30, 2025 and December 31, 2024, and contained elsewhere in this report, are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. The Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of June 30, 2025 and December 31, 2024, 26,831 (restated for reverse stock split) Founder Shares were issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

PMV Consumer Acquisition Corp.

Date: August 13, 2025	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Robert LaPenta, Jr.
	Name:	Robert LaPenta, Jr.
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 13, 2025	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)