Form 10-Q
period 2025-09-30
PMV Consumer Acquisition Corp.
filed 2025-11-07
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 7, 2025, there were 73,169 shares of Class A common stock, par value $0.0001 per share, and 26,831 shares of Class B convertible common stock, par value $0.0001 per share.

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,081,829	$1,113,786
Prepaid expenses and other current assets	9,579	11,989
TOTAL ASSETS	$1,091,408	$1,125,775

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$139,605	$139,755
Accounts payable – related party	602,000	512,000
Income taxes payable	—	6,300
Total current liabilities	741,605	658,055

Derivative warrant liabilities	2,980	2,980
Total Liabilities	744,585	661,035

Commitments and contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 460,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock (fka Class C common stock), $0.0001 par value; 570,000 shares authorized; 73,169 shares issued and outstanding as of September 30, 2025 and December 31, 2024	7	7
Class B convertible common stock, $0.0001 par value; 230,000 shares authorized; 26,831 shares issued and outstanding as of September 30, 2025 and December 31, 2024	3	3
Additional paid-in capital	1,032,917	1,032,917
Accumulated deficit	(686,104)	(568,187)
Total Stockholder’s Equity	346,823	464,740
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,091,408	$1,125,775

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
General and administrative expenses	$45,352	$50,395	$141,273	$148,092
Franchise tax expense	1,500	8,000	4,500	23,286
Loss from operations	(46,852)	(58,395)	(145,773)	(171,378)

Other income:
Interest income	11,753	14,480	34,066	42,075
Other income	11,753	14,480	34,066	42,075

Loss before provision for income taxes	(35,099)	(43,915)	(111,707)	(129,303)
Provision for income taxes	(2,150)	(1,640)	(6,210)	(21,991)
Net loss	$(37,249)	$(45,555)	$(117,917)	$(151,294)

Weighted average shares outstanding, of Class A common stock (fka Class C common stock), basic and diluted	73,169	73,169	73,169	73,169

Basic and diluted net loss per share, Class A common stock (fka Class C common stock)	$(0.37)	$(0.46)	$(1.18)	$(1.51)

Weighted average shares outstanding, of Class B convertible common stock, basic and diluted	26,831	26,831	26,831	26,831

Basic and diluted net loss per share, Class B convertible common stock	$(0.37)	$(0.46)	$(1.18)	$(1.51)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

	Class A (fka Class C) Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2025	73,169	$7	26,831	$3	$1,032,917	$(568,187)	$464,740

Net loss	—	—	—	—	—	(47,314)	(47,314)

Balance – March 31, 2025 (unaudited)	73,169	7	26,831	3	1,032,917	(615,501)	417,426

Net loss	—	—	—	—	—	(33,354)	(33,354)

Balance – June 30, 2025 (unaudited)	73,169	7	26,831	3	1,032,917	(648,855)	384,072

Net loss	—	—	—	—	—	(37,249)	(37,249)

Balance – September 30, 2025 (unaudited)	73,169	$7	26,831	$3	$1,032,917	$(686,104)	$346,823

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(Unaudited)

	Class A (fka Class C) Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2024	73,169	$7	26,831	$3	$1,032,917	$(411,807)	$621,120

Net loss	—	—	—	—	—	(77,383)	(77,383)

Balance – March 31, 2024 (unaudited)	73,169	7	26,831	3	1,032,917	(489,190)	543,737

Net loss	—	—	—	—	—	(28,356)	(28,356)

Balance – June 30, 2024 (unaudited)	73,169	7	26,831	3	1,032,917	(517,546)	515,381

Net loss	—	—	—	—	—	(45,555)	(45,555)
Balance – September 30, 2024 (unaudited)	73,169	$7	26,831	$3	$1,032,917	$(563,101)	$469,826

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(117,917)	$(151,294)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities
Prepaid expenses and other current assets	2,410	109,685
Income taxes payable	(6,300)	(10,259)
Accrued expenses	(150)	19,533
Accounts payable – related party	90,000	90,000
Net cash (used in) provided by operating activities	(31,957)	57,665

Net Change in Cash and Cash Equivalents	(31,957)	57,665
Cash and cash equivalents – Beginning of period	1,113,786	1,072,630
Cash and cash equivalents – End of period	$1,081,829	$1,130,295
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,600	$34,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity through September 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a potential business opportunity. It is unlikely that the Company will generate any operating revenues until after the completion of a transaction, at the earliest. The Company generates non-operating income in the form of interest income.

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

SEPTEMBER 30, 2025

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

On February 27, 2023, the Sponsor purchased the 204,200 shares of Class C common stock from the holder thereof, which were comprised of (i) 4,200 shares of Class C common stock, which were issued on a one-for-one basis for the number of Class A convertible common stock of the Company previously redeemed from the holder (as described above), and (ii) 200,000 shares of Class C common stock, which represents the holder’s pro rata share of the Class C common stock that was held in the Trust Account (as described above), for an aggregate purchase price of $42,000.

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

SEPTEMBER 30, 2025

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

Liquidity and Going Concern

At September 30, 2025, the Company had cash and cash equivalents of $1,081,829. The Company intends to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the estimate of the costs of identifying a business opportunity, undertaking in-depth due diligence and negotiating a transaction are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to a transaction. Moreover, the Company may need to obtain additional financing to complete a transaction, in which case the Company may issue additional equity securities or incur debt in connection with such transaction. In addition, following a transaction, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 27, 2025, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025, and December 31, 2024, cash and cash equivalents consist of an affiliated money market mutual fund, the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. Government.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 340,245 shares of Class A common stock (fka Class C common stock), since the warrants are contingent upon the occurrence of future events and average market price of the Company’s Class A common stock (fka Class C common stock) for the three and nine months ended September 30, 2025 and 2024 was below the Warrants’ $503.61 exercise price. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

As of September 30, 2025, the Company has two classes of shares that participate in earnings, which are referred to as Class A common stock (fka Class C common stock) and Class B convertible common stock (the “Founder Shares”). Earnings and losses are shared pro-rata between the two classes of shares. This presentation contemplates a transaction as the most likely outcome, in which case, both classes of shares share pro rata in the loss of the Company.

The following tables reflect the calculation of basic and diluted net loss per share of common stock (in dollars, except share amounts):

	For the Three Months Ended September 30,
	2025		2024
	Class A common stock (fka Class C common stock)	Class B convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock
Basic net loss per share of common stock
Numerator:
Allocation of net loss	$(27,255)	$(9,994)	$(33,332)	$(12,223)
Denominator:
Basic weighted average shares outstanding	73,169	26,831	73,169	26,831

Basic net loss per share of common stock	$(0.37)	$(0.37)	$(0.46)	$(0.46)

	For the Nine Months Ended September 30,
	2025		2024
	Class A common stock (fka Class C common stock)	Class B convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock
Basic net loss per share of common stock
Numerator:
Allocation of net loss	$(86,278)	$(31,639)	$(110,700)	$(40,594)
Denominator:
Basic weighted average shares outstanding	73,169	26,831	73,169	26,831

Basic net loss per share of common stock	$(1.18)	$(1.18)	$(1.51)	$(1.51)

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended September 30, 2025 and 2024, the Company incurred fees for these services of $30,000 and $30,000, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred fees for these services $90,000 and $90,000, respectively. Administrative support fees included in accounts payable – related party in the accompanying condensed balance sheets at September 30, 2025 and December 31, 2024, were $602,000 and $512,000, respectively.

Cash and Cash Equivalents

At September 30, 2025 and December 31, 2024, the Company invested $1,072,897 and $1,083,831, respectively, in the Gabelli U.S. Treasury Money Market Fund, an affiliated entity, which is recorded in cash and cash equivalents on the condensed balance sheets. The Gabelli U.S. Treasury Money Market Fund is an open-ended money market fund with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on this investment is held constant at $1.00 per unit.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

In light of the ongoing market uncertainty caused by global trade and geopolitical conflicts and their impact on the global economy and markets, we could experience higher volatility which could adversely affect the Company’s search for a business opportunity and any target business with which the Company may ultimately consummate a business opportunity.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 5. STOCKHOLDER’S EQUITY

Preferred Stock — At inception, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 20,000,000 shares of preferred stock with a par value of $0.0001. On April 30, 2024, the Company amended the Certificate of Incorporation to authorize 460,000 shares of preferred stock with a par value of $0.0001. At September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

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

At September 30, 2025 and December 31, 2024, there were 73,169 shares of Class A common stock (fka Class C common stock) issued and outstanding, and 26,831 shares of Class B convertible common stock issued and outstanding.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 5. STOCKHOLDER’S EQUITY (CONT.)

The below table outlines the Company’s capital structure as of September 30, 2025 and December 31, 2024:

	Share Class		Shares Outstanding
Registered*	Class A common (fka Class C common)	0.10%	96
Restricted**	Class A common (fka Class C common)	73.07%	73,073
Total Class A Common Shares		73.17%	73,169

Restricted**	Class A convertible common	—%	—
Restricted**	Class B convertible common	26.83%	26,831
Total Outstanding Shares		100.00%	100,000

*	Registered shares are not listed, and thus not freely tradeable.

**	Restricted shares are unregistered and not freely tradable and subject to individual legends and restrictions.

NOTE 6. INCOME TAX

The Company’s net deferred tax assets at September 30, 2025 and December 31, 2024, are as follows:

Deferred tax assets	September 30, 2025	December 31, 2024
Organizational costs/Start-up expenses	$468,590	$438,922
Federal Net Operating Loss	—	—
Total deferred tax assets	468,590	438,922
Valuation allowance	(468,590)	(438,922)
Deferred tax assets, net of allowance	$—	$—

As of September 30, 2025 and December 31, 2024, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

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

The income tax provision for the three and nine months ended September 30, 2025 and 2024, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Federal
Current	$2,150	$1,280	$6,210	$19,400
Deferred	(9,524)	(10,583)	(29,667)	(31,099)
State
Current	—	360	—	2,591
Deferred	—	—	—	—
Change in valuation allowance	9,524	10,583	29,667	31,099
Income tax provision	$2,150	$1,640	$6,210	$21,991

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 6. INCOME TAX (CONT.)

A reconciliation of the income tax rate to the Company’s effective tax rate for the nine months ended September 30, 2025 and 2024, is as follows:

	For the Nine Months Ended September 30,
	2025	2024
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	(2.0)%
Permanent book/tax differences	30.7%	(12.0)%
Change in valuation allowance	(65.4)%	(24.0)%
Effective income tax rate	(13.7)%	(17.0)%

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$1,750	$—	$1,750	$—

Derivative Warrant Liabilities – Private Placement Warrants	$1,230	$—	$1,230	$—

Description	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$1,750	$—	$1,750	$—

Derivative Warrant Liabilities – Private Placement Warrants	$1,230	$—	$1,230	$—

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 7. FAIR VALUE MEASUREMENTS (CONT.)

The fair value of the Company’s Public Warrants at September 30, 2025 and December 31, 2024, is based on observable inputs. As of September 30, 2025 and December 31, 2024, the measurement of the Private Warrants is classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the nine months ended September 30, 2025 or the year ended December 31, 2024.

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the condensed statements of operations as net loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and total assets, which include the following:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,081,829	$1,113,786

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

General and administrative expenses	$45,352	$50,395	$141,273	$148,092
Interest income	$11,753	$14,480	$34,066	$42,075

The CODM reviews interest income to measure and monitor stockholder value and determine the most effective strategy of investment.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business opportunity. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the loss of the segment are the same as those described in the summary of significant accounting policies.

All other segment items included in net loss are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2025, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a business opportunity with which to complete a transaction. We do not expect to generate any operating revenues until after the completion of a transaction. We generate non-operating income in the form of interest income on marketable securities held. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2025, we had a net loss of $37,249 and $117,917, respectively, which consists of interest income of $11,753 and $34,066, respectively, offset by general and administrative expenses of $45,352 and $141,273, respectively, franchise tax expense of $1,500 and $4,500, respectively, and provision for income taxes of $2,150 and $6,210, respectively.

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

As of September 30, 2025, we had cash and cash equivalents of $1,081,829. We intend to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

For the nine months ended September 30, 2025, cash used in operating activities was $31,957. Net loss of $117,917 was affected by net increase of changes in operating assets and liabilities of $85,960.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025.

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

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of a transaction. Thereafter, on December 27, 2022, in accordance with the provisions of its charter, the Company announced the completion of the redemption of its outstanding shares of Class A convertible common stock subject to redemption (the “Class A IPO Shares”), which resulted in the forfeiture of the remaining $1,531,250 of deferred underwriting fees. Following the completion of the redemption of the Class A IPO Shares, the IPO Trust Account was terminated in complete liquidation of the assets held in trust, and the relevant provisions of the Company’s charter, including with respect to any business combination and the IPO Trust Account, were extinguished and are of no further legal force and effect. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to accumulated earnings (deficit) and the remaining balance of $309,312 was as a gain from extinguishment of liability allocated to warrant liabilities. As of September 30, 2025 and December 31, 2024, the deferred underwriting fee payable is $0.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no material changes to the critical accounting estimates during the quarter ended September 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through September 30, 2025, our efforts were limited to organizational activities, activities relating to our initial public offering and, since the initial public offering, the search for a business opportunity for which to consummate a transaction. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of September 30, 2025, we were not subject to any market or interest rate risk. The Company’s cash was invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As of September 30, 2025, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officers and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended September 30, 2025, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result, included on our balance sheets as of September 30, 2025 and December 31, 2024, and contained elsewhere in this report, are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. The Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of September 30, 2025 and December 31, 2024, 26,831 (restated for reverse stock split) Founder Shares were issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

PMV Consumer Acquisition Corp.

Date: November 7, 2025	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Robert LaPenta, Jr.
	Name:	Robert LaPenta, Jr.
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 7, 2025	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)