Form 10-K
period 2025-12-31
PMV Consumer Acquisition Corp.
filed 2026-03-30
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2025

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
Emerging growth company ☐

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was $0.

As of March 30, 2026, there were 73,169 shares of Class A common stock, par value $0.0001 per share, and 26,831 shares of Class B convertible common stock, par value $0.0001 per share.

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

We are no longer an emerging growth company and are now subject to increased reporting requirements, which may increase our costs and require additional management time and resources.

We were previously an “emerging growth company” until December 31, 2025. As a result of the expiration of our emerging growth company status, we are no longer permitted to take advantage of certain exemptions from various reporting requirements that were available to emerging growth companies.

As a result, we are now subject to increased disclosure and compliance requirements, which may increase our legal, accounting, audit, insurance, and other compliance costs. In particular, we may be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 regarding the effectiveness of our internal control over financial reporting when such requirements become applicable to us. In addition, we are subject to more extensive executive compensation disclosure requirements and other disclosure and governance requirements applicable to companies that are not emerging growth companies.

These additional requirements may increase our compliance costs and the time and effort required of our management and other personnel. The increased costs and management attention associated with compliance with these requirements could adversely affect our business, financial condition, and results of operations.

Additionally, we qualify as a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and the rules of the U.S. Securities and Exchange Commission. As a smaller reporting company, we are permitted to provide reduced disclosure in our filings with the Securities and Exchange Commission, including, among other things, providing only two years of audited financial statements and reduced executive compensation disclosure. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our voting and non-voting common equity held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our voting and non-voting common equity held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we rely on such reduced disclosure requirements, it may make comparison of our financial statements and other disclosures with those of other public companies more difficult.

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

As a result, included on our balance sheets as of December 31, 2025 and 2024, and contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Holders

As of March 30, 2026, there was 1 holder of record of our Class A common stock, 1 holder of record of our Class B common stock, and 1 holder of record of our warrants. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2025, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a business opportunity for which to complete transaction. We do not expect to generate any operating revenues until after the completion of a transaction. We generate non-operating income in the form of interest income on marketable securities held. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of $154,066, which consists of interest income of $44,997, offset by general and administrative expenses of $186,997, franchise tax expense of $6,000 and provision for income taxes of $6,066.

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

As of December 31, 2025, we had cash and cash equivalents of $1,077,142. We intend to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

For the year ended December 31, 2025, cash used in operating activities was $36,644. Net loss of $154,066 was affected by a net increase of changes in operating assets and liabilities of $117,422.

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

We did not have any off-balance sheet arrangements as of December 31, 2025.

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

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of a transaction. Thereafter, on December 27, 2022, in accordance with the provisions of its charter, the Company announced the completion of the redemption of its outstanding shares of Class A convertible common stock subject to redemption (the “Class A IPO Shares”), which resulted in the forfeiture of the remaining $1,531,250 of deferred underwriting fees. Following the completion of the redemption of the Class A IPO Shares, the IPO Trust Account was terminated in complete liquidation of the assets held in trust, and the relevant provisions of the Company’s charter, including with respect to any business combination and the IPO Trust Account, were extinguished and are of no further legal force and effect. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to accumulated earnings (deficit) and the remaining balance of $309,312 was as a gain from extinguishment of liability allocated to warrant liabilities. As of December 31, 2025 and 2024, the deferred underwriting fee payable is $0.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through December 31, 2025, our efforts were limited to organizational activities, activities relating to our initial public offering and, since the initial public offering, the search for a business opportunity for which to consummate a transaction. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of December 31, 2025, we were not subject to any market or interest rate risk. The Company’s cash was invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As of December 31, 2025, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officers and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2025.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Executive Officers
Marc Gabelli	57	Chairman of the Board and Co-Chief Executive Officer
Robert LaPenta, Jr.	57	Co-Chief Executive Officer
Joseph A. Gabelli	43	Co-President
Timothy Foufas	57	Co-President
Nathan G. Miller	47	Chief Financial Officer
John N. Givissis	61	Senior Vice President and Chief Accounting Officer
Non-Executive Officers
Pei-Yu “Sandra” Yu	56	Executive Vice President and Chief Operating Officer
Jeffrey M. Illustrato	43	Senior Vice President and Chief Administrative Officer
Manjit S. Kalha	50	Executive Vice President, Finance
Directors
Susan V. Watson	73	Director (Independent)
Daniel E. Zucchi	84	Director (Independent)
P. Kasper Jakobsen	62	Director

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

Timothy Foufas has served as our Co-President since August 2022. Mr. Foufas has also served as Managing Partner of Minera Partners LLC, a private equity firm, since May 2025. Previously, Mr. Foufas served as Co-Chief Executive Officer of The LGL Group, Inc. from August 2023 to May 2025 and as a member of its Board of Directors until June 2025. Mr. Foufas also served as Vice President and Chief Operating Officer of LGL Systems Acquisition Corp. (NYSE: DFNS) from September 2019 to August 2021; Chief Executive Officer of LGL Systems Acquisition Corp. from inception to September 2019; President of Levalon Properties LLC, a real estate property management company, from 2007 to 2018; Senior Vice President of Bayshore Management Co. LLC, a real estate property management company, from 2005 to 2006; Director of Investments of Liam Ventures Inc., a private equity investment firm, from 2000 to 2005; and as a director of ICTC Group, Inc. from 2010 to 2013. Mr. Foufas brings to the Board his management skills and expertise in financial, investment and real estate matters.

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

During the fiscal year ended December 31, 2025, our audit committee held four meetings. Each of our audit committee members attended such meeting.

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

During the fiscal year ended December 31, 2025, our nominating committee did not hold any meetings.

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

During the fiscal year ended December 31, 2025, our compensation committee did not hold any meetings.

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

Equity Compensation Plans

As of December 31, 2025 and 2024, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, and other required filings with the SEC for the year ended December 31, 2025 and 2024 totaled $44,200 and $37,960, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for audit-related fees for the year ended December 31, 2025 and 2024.

Tax Fees. As of December 31, 2025 and 2024, we paid Withum $4,789 and $6,240, respectively, for tax planning and tax advice.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2025 and 2024.

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

Exhibit No.	Description
3.1	Certificate of Incorporation.*
3.2	Certificate of Amendment to Certificate of Incorporation*
3.3	Bylaws*
4.1	Specimen Unit Certificate.**
4.2	Specimen Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.***
4.5	Description of Registrant’s Securities.
10.1	Form of Letter Agreement from each of the Registrant’s initial stockholders, officers and directors.***
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.***
10.3	Registration Rights Agreement***
14	Code of Ethics.**
19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K dated December 31, 2024 filed with the Commission on March 27, 2025)
31.1	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Registrant’s Current Report Form S-1 filed on August 6, 2020. (SEC File No. 333-241670).

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on August 17, 2020 (SEC File Nos. 333-241670).

***	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 25, 2020.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMV Consumer Acquisition Corp.

Date: March 30, 2026	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 30, 2026	By:	/s/ Robert LaPenta, Jr.
	Name:	Robert LaPenta, Jr.
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 30, 2026	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marc Gabelli	Chairman and Co-Chief Executive Officer	March 30, 2026
Marc Gabelli	(Co-Principal Executive Officer)

/s/ Robert LaPenta, Jr.	Co-Chief Executive Officer	March 30, 2026
Robert LaPenta, Jr.	(Co-Principal Executive Officer)

/s/ Joseph A. Gabelli	Co-President	March 30, 2026
Joseph A. Gabelli

/s/ Timothy Foufas	Co-President	March 30, 2026
Timothy Foufas

/s/ Nathan G. Miller	Chief Financial Officer	March 30, 2026
Nathan G. Miller

/s/ John N. Givissis	Senior Vice President and Chief Accounting Officer	March 30, 2026
John N. Givissis	(Principal accounting and financial officer)

/s/ Susan V. Watson	Director	March 30, 2026
Susan V. Watson

/s/ Daniel E. Zucchi	Director	March 30, 2026
Daniel E. Zucchi

/s/ P. Kasper Jakobsen	Director	March 30, 2026
P. Kasper Jakobsen

PMV CONSUMER ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of

PMV Consumer Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PMV Consumer Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024 the related statements of operations, changes in stockholder’s equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2026

PCAOB Number 100

PMV CONSUMER ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$1,077,142	$1,113,786
Prepaid expenses and other current assets	8,117	11,989
TOTAL ASSETS	$1,085,259	$1,125,775

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$139,605	$139,755
Accounts payable – related party	632,000	512,000
Income taxes payable	—	6,300
Total current liabilities	771,605	658,055

Derivative warrant liabilities	2,980	2,980
Total Liabilities	774,585	661,035

Commitments and contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 460,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Class A common stock (fka Class C common stock), $0.0001 par value; 570,000 shares authorized; 73,169 shares issued and outstanding as of December 31, 2025 and 2024	7	7
Class B convertible common stock, $0.0001 par value; 230,000 shares authorized; 26,831 shares issued and outstanding as of December 31, 2025 and 2024	3	3
Additional paid-in capital	1,032,917	1,032,917
Accumulated deficit	(722,253)	(568,187)
Total Stockholder’s Equity	310,674	464,740
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,085,259	$1,125,775

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2025	2024
General and administrative expenses	$186,997	$176,864
Franchise tax expense	6,000	5,286
Loss from operations	(192,997)	(182,150)

Other income:
Interest earned on money market account	44,997	55,916
Other income	44,997	55,916

Loss before provision for income taxes	(148,000)	(126,234)
Provision for income taxes	(6,066)	(30,146)
Net loss	$(154,066)	$(156,380)

Weighted average shares outstanding, of Class A common stock (fka Class C common stock), basic and diluted	73,169	73,169

Basic and diluted net loss per share, Class A common stock (fka Class C common stock)	$(1.54)	$(1.56)

Weighted average shares outstanding, of Class B convertible common stock, basic and diluted	26,831	26,831

Basic and diluted net loss per share, Class B convertible common stock	$(1.54)	$(1.56)

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Class A (fka Class C) Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2024	73,169	$7	26,831	$3	$1,032,917	$(411,807)	$621,120

Net loss	—	—	—	—	—	(156,380)	(156,380)

Balance – December 31, 2024	73,169	7	26,831	3	1,032,917	(568,187)	464,740

Net loss	—	—	—	—	—	(154,066)	(154,066)

Balance – December 31, 2025	73,169	$7	26,831	$3	$1,032,917	$(722,253)	$310,674

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(154,066)	$(156,380)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities
Prepaid expenses and other current assets	3,872	117,485
Income taxes payable	(6,300)	(3,959)
Accrued expenses	(150)	(35,990)
Accounts payable – related party	120,000	120,000
Net cash (used in) provided by operating activities	(36,644)	41,156

Net Change in Cash and Cash Equivalents	(36,644)	41,156
Cash and cash equivalents – Beginning of year	1,113,786	1,072,630
Cash and cash equivalents – End of year	$1,077,142	$1,113,786

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,600	$34,105

The accompanying notes are an integral part of the financial statements.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity through December 31, 2025, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a potential business opportunity. It is unlikely that the Company will generate any operating revenues until after the completion of a transaction, at the earliest. The Company generates non-operating income in the form of interest income.

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
DECEMBER 31, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONT.)

On December 27, 2022, the Company announced the completion of the redemption of its outstanding shares of Class A convertible common stock subject to redemption, totaling 2,046,609 shares issued in its IPO (the “Class A IPO Shares”), in accordance with the provision of its charter. Holders representing a total of 2,042,409 shares of the Class A IPO Shares called for redemption elected to receive a pro rata share of the cash, including the interest earned thereon net of interest that may be used by the Company to pay its taxes payable (and not any stock), held in the Company’s Trust Account. The $10.10 per share pro rata amount was calculated by dividing the number of Class A IPO Shares redeemed from each such holder by the total number of outstanding Class A IPO Shares. Holders representing a total of 4,200 shares of the Class A IPO Shares called for redemption elected to receive Class C common stock issued on a one-for-one basis for the number of Class A IPO Shares redeemed from each such holder, plus each such holder’s pro rata share of the 200,000 shares of Class C common stock held in the IPO Trust Account. The pro rata share of the Class C common stock held in the Trust Account was calculated by dividing the number of Class A IPO Shares redeemed from each such holder by the total number of Class A IPO Shares redeemed from all holders of Class A IPO Shares that elected to receive stock. The amount of cash that would otherwise have been paid to holders who redeemed for cash (totaling approximately $42,424) was released from the Trust Account and transferred to the Company. The Trust Account was terminated following the release of the cash and stock to holders of Class A IPO Shares in complete liquidation of the assets held in trust and accordingly the Company is no longer subject to the mandatory liquidation provisions. The 3,000,000 shares of Class A convertible common stock owned by the Sponsor, were not redeemed and were expressly excluded from participating in, and were not otherwise entitled to, any of the cash and stock held in the Trust Account. The Class A IPO Shares redeemed are no longer deemed to be outstanding and all rights of the holders thereof as stockholders of the Company with respect to the Class A IPO Shares so redeemed have ceased. The Class C common stock received by holders who elected to receive stock has not been listed on a securities exchange. Following the redemption, the Company has outstanding 3,000,000 shares of Class A convertible common stock, 1,175,000 shares of Class B convertible common stock, 204,200 shares of Class C common stock, 8,750,000 public warrants and 6,150,000 private placement warrants, as well as approximately $1,077,142 of cash on hand available for working capital purposes.

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
DECEMBER 31, 2025

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

Liquidity and Going Concern

At December 31, 2025, the Company had cash and cash equivalents of $1,077,142. The Company intends to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025, and 2024, cash and cash equivalents consist of operating cash and an affiliated money market mutual fund, the Gabelli U.S. Treasury Money Market Mutual Fund, which invests fully in instruments issued by the U.S. Government.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 340,245 shares of Class A common stock (fka Class C common stock), since the warrants are contingent upon the occurrence of future events for the years ended December 31, 2025 and 2024. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

As of December 31, 2025 and 2024, the Company has two classes of shares that participate in earnings, which are referred to as Class A common stock (fka Class C common stock) and Class B convertible common stock (the “Founder Shares”). Earnings and losses are shared pro-rata between the two classes of shares. This presentation contemplates a transaction as the most likely outcome, in which case, both classes of shares share pro rata in the loss of the Company.

The following tables reflect the calculation of basic and diluted net loss per share of common stock (in dollars, except share amounts):

	For the Year Ended December 31,
	2025		2024
	Class A common stock (fka Class C common stock)	Class B convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock
Basic net loss per share common share
Numerator:
Allocation of net loss	$(112,728)	$(41,338)	$(114,421)	$(41,959)
Denominator:
Basic weighted average shares outstanding	73,169	26,831	73,169	26,831

Basic net loss per share of common share	$(1.54)	$(1.54)	$(1.56)	$(1.56)

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

Fair Value of Financial Instruments

Excluding the warrant liability and cash equivalents, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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
DECEMBER 31, 2025

NOTE 3. RELATED PARTY TRANSACTIONS (CONT.)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For each of the years ended December 31, 2025 and 2024, the Company incurred fees for these services of $120,000 and $120,000 respectively. Administrative support fees included in accounts payable – related party in the accompanying balance sheets at December 31, 2025 and 2024, were $632,000 and $512,000, respectively.

Cash and Cash Equivalents

At December 31, 2025 and 2024, the Company invested $1,063,828 and $1,083,831, respectively, in the Gabelli U.S. Treasury Money Market Mutual Fund, an affiliated entity, which is recorded in cash and cash equivalents on the balance sheets.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

In light of the ongoing market uncertainty caused by global trade and geopolitical conflicts and their impact on the global economy and markets, the Company could experience higher volatility which could adversely affect the Company’s search for a business opportunity and any target business with which the Company may ultimately consummate a business opportunity.

NOTE 5. STOCKHOLDER’S EQUITY

Preferred Stock — At inception, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 20,000,000 shares of preferred stock with a par value of $0.0001. On April 30, 2024, the Company amended the Certificate of Incorporation to authorize 460,000 shares of preferred stock with a par value of $0.0001. At December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 5. STOCKHOLDER’S EQUITY (CONT.)

At December 31, 2025 and 2024, there were no authorized shares of Class A convertible common stock, 73,169 shares of Class A common stock (fka Class C common stock) issued and outstanding, and 26,831 shares of Class B convertible common stock issued and outstanding.

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

The below table outlines the Company’s capital structure as of December 31, 2025 and 2024:

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

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 6. INCOME TAXES

The Company’s net deferred tax assets at December 31, 2025 and 2024, are as follows:

Deferred tax assets	2025	2024
Organizational costs/Start-up expenses	$478,192	$438,922
Federal Net Operating Loss	—	—
Total deferred tax assets	478,192	438,922
Valuation allowance	(478,192)	(438,922)
Deferred tax assets, net of allowance	$—	$—

As of December 31, 2025 and 2024, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

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

The income tax provision for the years ended December 31, 2025 and 2024, consists of the following:

Federal	2025	2024
Current	$6,774	$25,700
Deferred	(39,269)	(37,141)
State
Current	(708)	4,446
Deferred	—	—
Change in valuation allowance	39,269	37,141
Income tax provision	$6,066	$30,146

A reconciliation of the income tax rate to the Company’s effective tax rate for the years ended December 31, 2025 and 2024, is as follows:

	As of December 31, 2025	As of December 31, 2024
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.5%	(3.4)%
Permanent book/tax differences	1.0%	(12.2)%
Change in valuation allowance	(26.5)%	(28.7)%
Effective income tax rate	(4.1)%	(23.3)%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash Equivalents	$1,063,828	$1,063,828	$—	$—
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$1,750	$—	$1,750	$—

Derivative Warrant Liabilities – Private Placement Warrants	$1,230	$—	$1,230	$—

Description	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash Equivalents	$1,083,831	$1,083,831	$—	$—
Liabilities:
Derivative Warrant Liabilities – Public Warrants	$1,750	$—	$1,750	$—

Derivative Warrant Liabilities – Private Placement Warrants	$1,230	$—	$1,230	$—

The fair value of the Company’s Public Warrants at December 31, 2025 and 2024, is based on observable inputs. As of December 31, 2025 and 2024, the Public Warrants are classified as a level 2 measurement due to the low trading volume. As of December 31, 2025 and 2024, the measurement of the Private Warrants is classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the years ended December 31, 2025 and 2024.

PMV CONSUMER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

	For the Years Ended
	December 31,
	2025	2024

Cash and cash equivalents	$1,077,142	$1,113,786

	For the Years Ended
	December 31,
	2025	2024

General and administrative expenses	$186,997	$176,864
Interest income	$44,997	$55,916

The CODM reviews interest income to measure and monitor stockholder value and determine the most effective strategy of investment.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business opportunity. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the loss of the segment are the same as those described in the summary of significant accounting policies.

All other segment items included in net loss are reported on the statements of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.