Form 10-Q
period 2026-09-30
PMV Consumer Acquisition Corp.
filed 2026-11-12
CIK 1807765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 12, 2026, there were 73,169 shares of Class A common stock, par value $0.0001 per share, and 26,831 shares of Class B convertible common stock, par value $0.0001 per share outstanding.

PMV CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,042,408	$1,077,142
Prepaid expenses and other current assets	6,861	8,117
TOTAL ASSETS	$1,049,269	$1,085,259

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$139,605	$139,605
Accounts payable – related party	722,000	632,000
	861,605	771,605

Derivative warrant liabilities	2,980	2,980
Total Liabilities	864,585	774,585

Commitments and contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 460,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock (fka Class C common stock), $0.0001 par value; 570,000 shares authorized; 73,169 shares issued and outstanding as of September 30, 2026 and December 31, 2025	7	7
Class B convertible common stock, $0.0001 par value; 230,000 shares authorized; 26,831 shares issued and outstanding as of September 30, 2026 and December 31, 2025	3	3
Additional paid-in capital	1,032,917	1,032,917
Accumulated deficit	(848,243)	(722,253)
Total Stockholder’s Equity	184,684	310,674
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,049,269	$1,085,259

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
General and administrative expenses	$47,069	$45,352	$145,907	$141,273
Franchise tax expense	1,000	1,500	3,000	4,500
Loss from operations	(48,069)	(46,852)	(148,907)	(145,773)

Other income:
Interest earned on cash equivalents	9,614	11,753	28,212	34,066
Total other income	9,614	11,753	28,212	34,066

Loss before provision for income taxes	(38,455)	(35,099)	(120,695)	(111,707)
Provision for income taxes	(1,809)	(2,150)	(5,295)	(6,210)
Net loss	$(40,264)	$(37,249)	$(125,990)	$(117,917)

Weighted average shares outstanding of Class A common stock (fka Class C common stock), basic and diluted	73,169	73,169	73,169	73,169

Basic and diluted net loss per share Class A common stock (fka Class C common stock)	$(0.40)	$(0.37)	$(1.26)	$(1.18)

Weighted average shares outstanding of Class B convertible common stock, basic and diluted	26,831	26,831	26,831	26,831

Basic and diluted net loss per share Class B convertible common stock	$(0.40)	$(0.37)	$(1.26)	$(1.18)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A (fka Class C) Common Stock		Class B Convertible Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2026	73,169	$7	26,831	$3	$1,032,917	$(722,253)	$310,674

Net loss	—	—	—	—	—	(48,359)	(48,359)

Balance – March 31, 2026 (unaudited)	73,169	7	26,831	3	1,032,917	(770,612)	262,315

Net loss	—	—	—	—	—	(37,367)	(37,367)

Balance – June 30, 2026 (unaudited)	73,169	7	26,831	3	1,032,917	(807,979)	224,948

Net loss	—	—	—	—	—	(40,264)	(40,264)

Balance – September 30, 2026 (unaudited)	73,169	$7	26,831	$3	$1,032,917	$(848,243)	$184,684

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

PMV CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(125,990)	$(117,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,256	2,410
Income taxes payable	—	(6,300)
Accrued expenses	—	(150)
Accounts payable – related party	90,000	90,000
Net cash used in operating activities	(34,734)	(31,957)

Net Change in Cash and Cash Equivalents	(34,734)	(31,957)
Cash and cash equivalents – Beginning of period	1,077,142	1,113,786
Cash and cash equivalents – End of period	$1,042,408	$1,081,829
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,000	$14,600

The accompanying notes are an integral part of the unaudited condensed financial statements.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

PMV Consumer Acquisition Corp. (the “Company”) was incorporated in Delaware on March 18, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

Although the Company is not limited to a particular industry or sector for purposes of identifying a potential business opportunity and consummating a transaction, the Company intends to focus its search on business opportunities in the consumer products industry. The Company is an early stage company and, as such, the Company is subject to all of the risks associated with early stage companies.

As of September 30, 2026, the Company had not commenced any operations. All activity through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and identifying a potential business opportunity. It is unlikely that the Company will generate any operating revenues until after the completion of a transaction, at the earliest. The Company generates non-operating income in the form of interest income.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Liquidity and Going Concern

At September 30, 2026, the Company had cash and cash equivalents of $1,042,408. The Company intends to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026, and December 31, 2025, cash and cash equivalents consist of operating cash and an affiliated money market mutual fund, the Gabelli U.S. Treasury Money Market Mutual Fund, which invests fully in instruments issued by the U.S. Government.

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

SEPTEMBER 30, 2026

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants to purchase 340,245 shares of Class A common stock (fka Class C common stock), since the warrants are contingent upon the occurrence of future events and average market price of the Company’s Class A common stock (fka Class C common stock) for the three and nine month periods ended September 30, 2026 and 2025 was below the Warrants’ $503.61 exercise price. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

As of September 30, 2026, the Company has two classes of shares that participate in earnings, which are referred to as Class A common stock (fka Class C common stock) and Class B convertible common stock (the “Founder Shares”). Earnings and losses are shared pro-rata between the two classes of shares. This presentation contemplates a transaction as the most likely outcome, in which case, both classes of shares share pro rata in the loss of the Company.

The following tables reflect the calculation of basic and diluted net loss per common share (in dollars, except share amounts):

	For the Three Months Ended September 30,
	2026		2025
	Class A common stock (fka Class C common stock)	Class B convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock
Basic net loss per common share
Numerator:
Allocation of net loss	$(29,461)	$(10,803)	$(27,255)	$(9,994)
Denominator:
Basic weighted average shares outstanding	73,169	26,831	73,169	26,831

Basic net loss per common share	$(0.40)	$(0.40)	$(0.37)	$(0.37)

	For the Nine Months Ended September 30,
	2026		2025
	Class A common stock (fka Class C common stock)	Class B convertible common stock	Class A common stock (fka Class C common stock)	Class B convertible common stock
Basic net loss per common share
Numerator:
Allocation of net loss	$(92,185)	$(33,805)	$(86,278)	$(31,639)
Denominator:
Basic weighted average shares outstanding	73,169	26,831	73,169	26,831

Basic net loss per common share	$(1.26)	$(1.26)	$(1.18)	$(1.18)

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

(Unaudited)

NOTE 3. RELATED PARTY TRANSACTIONS (CONT.)

The Class B convertible common stock is identical to the Class A common stock except that (i) each share of Class B convertible common stock shall be entitled to ten (10) votes at any annual or special meeting of stockholders or in the case of any written consent of stockholders in lieu of a meeting and for all purposes, and (ii) the Class B convertible common stock has the exclusive right to elect, replace and remove the directors of the Company. Holders of Class B convertible common stock may also elect to convert their shares of Class B convertible common stock into an equal number of shares of Class A common stock at any time.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing September 24, 2020, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended September 30, 2026 and 2025, the Company incurred fees for these services of $30,000 and $30,000, respectively. For the nine months ended September 30, 2026 and 2025, the Company incurred fees for these services of $90,000 and $90,000, respectively. Administrative support fees included in accounts payable – related party in the accompanying condensed balance sheets at September 30, 2026 and December 31, 2025, were $722,000 and $632,000, respectively.

Cash and Cash Equivalents

At September 30, 2026 and December 31, 2025, the Company invested $1,032,040 and $1,063,828, respectively, in the Gabelli U.S. Treasury Money Market Mutual Fund, an affiliated entity, which is recorded in cash and cash equivalents on the condensed balance sheets.

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 5. STOCKHOLDER’S EQUITY

Preferred Stock — At inception, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 20,000,000 shares of preferred stock with a par value of $0.0001. On April 30, 2024, the Company amended the Certificate of Incorporation to authorize 460,000 shares of preferred stock with a par value of $0.0001. At September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock — At inception, the authorized common stock of the Company included up to 75,000,000 shares of Class A convertible common stock and 10,000,000 shares of Class B convertible common stock. On September 21, 2022, the Company amended the Certificate of Incorporation to authorize 45,000,000 shares of Class A convertible common stock, 10,000,000 shares of Class B convertible common stock, 25,000,000 shares of Class C common stock and 20,000,000 shares of Special common stock. On November 1, 2023, the Company amended the Certificate of Incorporation to eliminate any and all authorized shares of Class A convertible common stock, authorize 25,000,000 shares of Class A common stock (fka Class C common stock) and authorize 10,000,000 shares of Class B convertible common stock. On April 30, 2024, the Company amended the Certificate of Incorporation to authorize 570,000 shares of Class A common stock (fka Class C common stock) and 230,000 shares of Class B convertible common stock.

At September 30, 2026 and December 31, 2025, there were 73,169 shares of Class A common stock (fka Class C common stock) issued and outstanding, and 26,831 shares of Class B convertible common stock issued and outstanding.

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

SEPTEMBER 30, 2026

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchaser or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The below table outlines the Company’s capital structure as of September 30, 2026 and December 31, 2025:

	Share Class		Shares Outstanding
Registered*	Class A common (fka Class C common)	0.10%	96
Restricted**	Class A common (fka Class C common)	73.07%	73,073
Total Class A common shares		73.17%	73,169
Restricted**	Class B convertible common	26.83%	26,831
Total outstanding shares		100.00%	100,000

*	Registered shares are not listed, and thus not freely tradable.

**	Restricted shares are unregistered and not freely tradable and subject to individual legends and restrictions.

NOTE 6. INCOME TAX

The Company’s net deferred tax assets at September 30, 2026 and December 31, 2025, are as follows:

Deferred tax assets	September 30, 2026	December 31, 2025
Organizational costs/start-up expenses	$508,833	$478,192
Federal net operating loss	—	—
Total deferred tax assets	508,833	478,192
Valuation allowance	(508,833)	(478,192)
Deferred tax assets, net of allowance	$—	$—

As of September 30, 2026 and December 31, 2025, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The income tax provision for the three and nine months ended September 30, 2026 and 2025, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Federal
Current	$1,809	$2,150	$5,295	$6,210
Deferred	(9,885)	(9,524)	(30,641)	(29,667)
State
Current	—	—	—	—
Deferred	—	—	—	—
Change in valuation allowance	9,885	9,524	30,641	29,667
Income tax provision	$1,809	$2,150	$5,295	$6,210

A reconciliation of the income tax rate to the Company’s effective tax rate for the nine months ended September 30, 2026 and 2025, is as follows:

	For the Nine Months Ended September 30,
	2026	2025
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent book/tax differences	0.0%	0.0%
Change in valuation allowance	(25.4)%	(26.6)%
Effective income tax rate	(4.4)%	(5.6)%

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

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 7. FAIR VALUE MEASUREMENTS (CONT.)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	September 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,032,040	$1,032,040	$—	$—

Liabilities:
Derivative warrant liabilities – public warrants	$1,750	$—	$1,750	$—

Derivative warrant liabilities – private placement warrants	$1,230	$—	$1,230	$—

Description	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,063,828	$1,063,828	$—	$—

Liabilities:
Derivative warrant liabilities – public warrants	$1,750	$—	$1,750	$—

Derivative warrant liabilities – private placement warrants	$1,230	$—	$1,230	$—

The fair value of the Company’s Public Warrants at September 30, 2026 and December 31, 2025, is based on observable inputs. As of September 30, 2026 and December 31, 2025, the Public Warrants are classified as Level 2 measurement due to the low trading volume. As of September 30, 2026 and December 31, 2025, the measurement of the Private Warrants is classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the three and nine months ended September 30, 2026 or the year ended December 31, 2025.

PMV CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,042,408	$1,077,142

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
General and administrative expenses	$47,069	$45,352	$145,907	$141,273
Interest earned on cash equivalents	$9,614	$11,753	$28,212	$34,066

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact, included in this Form 10-Q, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and/or the Company’s Form 10-K for the year ended December 31, 2025, filed on March 30, 2026, with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2026, were organizational activities, those necessary to prepare for the IPO, described below, and searching for a business opportunity with which to complete a transaction. We do not expect to generate any operating revenues until after the completion of a transaction. We generate non-operating income in the form of interest income on cash equivalents held. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2026, we had a net loss of $40,264 and $125,990, respectively, which consists of general and administrative expenses of $47,069 and $145,907, respectively, franchise tax expense of $1,000 and $3,000, respectively, and provision for income taxes of $1,809 and $5,295, respectively, offset by interest income of $9,614 and $28,212, respectively.

For the three and nine months ended September 30, 2025, we had a net loss of $37,249 and $117,917, respectively, which consists of general and administrative expenses of $45,352 and $141,273, respectively, franchise tax expense of $1,500 and $4,500, respectively, and provision for income taxes of $2,150 and $6,210, respectively, offset by interest income of $11,753 and $34,066, respectively.

Liquidity and Capital Resources

To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a transaction, the remaining cash will be used as working capital to finance operations, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash and cash equivalents of $1,042,408. We intend to use these funds primarily to identify and evaluate potential business opportunities, perform business due diligence on prospective business opportunities, travel to and from the offices, plants or similar locations associated with prospective business opportunities, review corporate documents and material agreements related to business opportunities, and structure, negotiate and complete a transaction.

For the nine months ended September 30, 2026, cash used in operating activities was $34,734. Net loss of $125,990 was affected by net increase of changes in operating assets and liabilities of $91,256.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2026.

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

On August 22, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $4,593,750 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of a transaction. Thereafter, on December 27, 2022, in accordance with the provisions of its charter, the Company announced the completion of the redemption of its outstanding shares of Class A convertible common stock subject to redemption (the “Class A IPO Shares”), which resulted in the forfeiture of the remaining $1,531,250 of deferred underwriting fees. Following the completion of the redemption of the Class A IPO Shares, the IPO Trust Account was terminated in complete liquidation of the assets held in trust, and the relevant provisions of the Company’s charter, including with respect to any business combination and the IPO Trust Account, were extinguished and are of no further legal force and effect. As a result, the Company derecognized the entire deferred underwriting fee payable of $6,125,000 and recorded $5,815,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to accumulated earnings (deficit) and the remaining balance of $309,312 was recorded as a gain from extinguishment of liability allocated to warrant liabilities. As of September 30, 2026 and December 31, 2025, the deferred underwriting fee payable is $0.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no material changes to the critical accounting estimates during the quarter ended September 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through September 30, 2026, our efforts were limited to organizational activities, activities relating to our initial public offering and, since the initial public offering, the search for a business opportunity for which to consummate a transaction. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of September 30, 2026, we were not subject to any market or interest rate risk. The Company’s cash was invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As of September 30, 2026, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officers and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended September 30, 2026, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Form 10-K filed with the SEC on March 30, 2026, for the year ended December 31, 2025.

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

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

Holders of Class B convertible common stock will be entitled to ten (10) votes for each such share.

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

Additionally, we qualify as a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and the rules of the U.S. Securities and Exchange Commission. As a smaller reporting company, we are permitted to provide reduced disclosure in our filings with the Securities and Exchange Commission, including, among other things, providing only two years of audited financial statements and reduced executive compensation disclosure. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our voting and non-voting common equity held by non-affiliates exceeds $250 million as of the prior September 30th, or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our voting and non-voting common equity held by non-affiliates exceeds $700 million as of the prior September 30th. To the extent we rely on such reduced disclosure requirements, it may make comparison of our financial statements and other disclosures with those of other public companies more difficult.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effect a business opportunity, require substantial financial and management resources, and increase the time and costs of completing a transaction.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The development and maintenance of internal control to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to effect a business opportunity.

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

As a result, included on our balance sheets as of September 30, 2026 and December 31, 2025, and contained elsewhere in this report, are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Therefore, any redemption or other repurchase that occurs after December 31, 2022, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions, (ii) the nature and amount of the equity, and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to identify a potential business opportunity and/or complete a transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2020, the Sponsor purchased 3,593,750 shares of Class B convertible common stock, the “Founder Shares”, for an aggregate purchase price of $25,000, or approximately $0.007 per share. On August 3, 2020, the Company effected a 1.4-for-1 forward stock split of its issued and outstanding shares of Class B convertible common stock, resulting in an aggregate of 5,031,250 Founder Shares being issued and outstanding. The Underwriters’ over-allotment option expired unutilized resulting in 656,250 shares of Founder Shares being forfeited. As of September 30, 2026 and December 31, 2025, 26,831 (restated for reverse stock split) Founder Shares were issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement between the Company and UBS Securities LLC and BTIG, LLC as representatives of the underwriters (1)
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 7, 2023)
3.1.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of PMV Consumer Acquisition Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on May 3, 2024)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on November 7, 2023)
4.1	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Letter Agreement between the Company and PMV Consumer Acquisition Holding Company, LLC (1)
10.2	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company (1)
10.3	Subscription Agreement for private warrants between the Company and PMV Consumer Acquisition Holding Company, LLC (1)
10.4	Registration Rights Agreement between the Company and PMV Consumer Acquisition Holding Company, LLC (1)
10.5	Administrative Services Agreement between the Company and PMV Consumer Delaware Management Partners LLC (1)
31.1*	Certification of Co-Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed September 25, 2020, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMV Consumer Acquisition Corp.

Date: November 12, 2026	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Robert LaPenta, Jr.
	Name:	Robert LaPenta, Jr.
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 12, 2026	By:	/s/ John N. Givissis
	Name:	John N. Givissis
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)